Form 10QSB
period 2000-10-31
PRIVATE CAPITAL INVESTORS INC
filed 2001-02-28
CIK 1124160

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
         ACT

         For the transition period from__________ to ___________


                         PRIVATE CAPITAL INVESTORS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                               -------------------
                           (Former Name of Registrant)

         Florida                      000-31691             65-1036706
         -------                      ---------             -----------
(State or other jurisdiction of       (Commission File     (IRS Employer
incorporation or organization)        No.)                 Identification No.)



511 NE 94TH STREET, MIAMI SHORES, FLORIDA 33138         (305) 758-3738
-------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)                    No  ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of February 8, 2001, the issuer had a total of 1,000,000 shares of common stock, par value $.001 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of Private Capital Investors, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended October 31, 2000, will not be necessarily indicative of the results for the entire fiscal year ending July 31, 2001.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                ASSETS                            10/31/00        7/31/00
                                                                 (Unaudited)
CURRENT ASSETS

Cash                                                               $600.00       $1,000.00
                                                                   -------       ---------

TOTAL ASSETS                                                       $600.00       $1,000.00
                                                                   =======       =========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                   $     0       $  400.00
                                                                   -------       ---------

TOTAL CURRENT LIABILITIES                                          $     0       $  400.00
                                                                   =======       =========

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value, 100,000,000 shares authorized,
1,000,000 shares issued and outstanding
                                                                     1,000           1,000
Capital in excess of par value                                       9,000           9,000

Accumulated deficit                                                 (9,400)         (9,400)
                                                                   -------       ---------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $   600       $   1,000
                                                                   -------       ---------

                 See accompanying notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the Three Months     Cumulative from 08/06/99
                                                  Ended 10/31/00         (Inception) to 10/31/00

REVENUE                                            $        --                $        --

EXPENSES                                                    --                      9,400

   Organization Costs                                       --                         --

NET LOSS                                           $        (0)               $    (9,400)
                                                   -----------                -----------

Net loss per share

Basic and diluted                                  $         0                $    0.0094
                                                                              -----------

Weighted average number of shares
outstanding during the period - basis
undiluted                                            1,000,000                  1,000,000

                 See accompanying notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended     Cumulative from 08/06/99
                                                         10/31/00           (Inception) to 10/31/00

Cash flows from operating activities:

    Net loss                                             $      0                 $ (9,400)

   Adjustments to reconcile net loss to cash used in operating activities:

   (Decrease) Increase in Current Liabilities                 400                      400
   Cash applied to operations                                 400                    9,000

Cash flows from financing activities:

   Proceeds from issuance of common stock                       0                   10,000

NET  (DECREASE) INCREASE IN CASH                             (400)                   1,000
                                                         --------                 --------

CASH - BEGINNING OF PERIOD                                  1,000                        0

CASH - END OF PERIOD                                     $    600                 $  1,000
                                                         ========                 ========

                 See accompanying notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion; however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2. STOCKHOLDERS' EQUITY

 The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a business combination with a target business which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the remainder of the fiscal year or for the next 12 months. We do not generate any cash revenue or receive any type of cash flow. From inception to the date of this report, management has committed to make loans to us on an as needed basis in the form of promissory notes. Our operating costs, which includes professional fees and costs related to a business combination, are likely to approximate $10,000 to $15,000 during the next 12 months. It is likely that a business combination might not occur during the next 12 months. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a business combination. The Company as of October 31, 2000 has a total of $600 in cash. As of the date of this report, no commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from such persons on our behalf. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company can no longer borrow funds from management, and the Company elects to raise additional capital prior to the effectuation of a business combination, it expects to do so through the private placement of restricted securities rather than going through a public offering. The Company does not currently contemplate making a Regulation S offering.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  During the three months ended October 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIVATE CAPITAL INVESTORS, INC.
Date:  February 27, 2001

                                       By:  /s/ Stuart D. Cooper
                                            --------------------
                                             Stuart D. Cooper
                                             President and Treasurer
                                             (Principal Accounting and
                                             Financial Officer)