Form 10QSB
period 2001-04-30
PRIVATE CAPITAL INVESTORS INC
filed 2001-06-20
CIK 1124160

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                         PRIVATE CAPITAL INVESTORS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                               -------------------
                           (Former Name of Registrant)

           Florida                       000-31691               65-1036706
         ------------                 ---------------        -------------------
(State or other jurisdiction of    (Commission File No.)       (IRS Employer
 incorporation or organization)                              Identification No.)



         511 NE 94TH STREET, MIAMI SHORES, FLORIDA 33138 (305) 758-3738
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) been subject to such filing requirements for the past 90 days.

                        Yes [X]                  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 15, 2001, the issuer had a total of 1,535,455 shares of common stock, par value $.001 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of Private Capital Investors, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three month and nine month periods ended April 30, 2001 will not be necessarily indicative of the results for the fiscal year ending July 31, 2001.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                       4/30/01          7/31/00
                                                       -------          -------

                                ASSETS
CURRENT ASSETS

Cash                                                   $   600          $ 1,000
                                                       -------          -------

TOTAL ASSETS                                           $   600          $ 1,000
                                                       =======          =======

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                       $     0          $   400
                                                       -------          -------

TOTAL CURRENT LIABILITIES                                    0              400
                                                       -------          -------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,535,455 shares issued and outstanding      1,535            1,535

Capital in excess of par value                           8,465            8,465

Accumulated deficit                                     (9,400)          (9,400)
                                                       -------          -------

TOTAL STOCKHOLDERS' EQUITY                                 600              600
                                                       -------          -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $   600          $ 1,000
                                                       =======          =======





                See accompanying notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                          Cumulative from    Cumulative from
                                For the Three        For the Three         For the Nine       08/06/99           08/06/99
                                    Months              Months                Months         (Inception)      (Inception) to
                                Ended 4/30/01        Ended 4/30/00         Ended 4/30/01     to 4/30/00           4/30/01
                                -------------        -------------         -------------     -----------        -----------

REVENUE                          $        --         $        --         $        --        $        --         $        --

EXPENSES                                  --               9,400                  --              9,400               9,400

Organization Costs                        --                  --                  --                 --                  --
                                 -----------         -----------         -----------        -----------         -----------

NET LOSS                         $        (0)        $    (9,400)        $         0        $    (9,400)        $    (9,400)
                                 ===========         ===========         ===========        ===========         ===========

Net loss per share
(basic and diluted)              $         0         $     (0.01)        $         0        $     (0.01)        $
                                 ===========         ===========         ===========        ===========         ===========
Weighted average number
of shares outstanding              1,535,455           1,535,455           1,535,455          1,535,455
                                 ===========         ===========         ===========        ===========         ===========



                See accompanying notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Cumulative from
                                                         Nine Months Ended      08/06/99 (Inception)       Cumulative from 08/06/99
                                                              4/30/01               to 4/30/00              (Inception) to 4/30/01
                                                         -----------------      --------------------       ------------------------
Cash flows from operating activities:

   Net loss                                                  $    0                       $(9,400)                      $(9,400)

   Adjustments to reconcile net loss to cash used in operating activities:

   (Decrease) Increase in Current Liabilities                  (400)                          400                            --
   Cash applied to operations                                  (400)                       (9,000)                       (9,400)

Cash flows from financing activities:

   Proceeds from issuance of common stock                         0                        10,000                        10,000
                                                             ------                       -------                       -------

NET (DECREASE) INCREASE IN CASH                                (400)                        1,000                           600

CASH - BEGINNING OF PERIOD                                    1,000                             0                             0
                                                             ------                       -------                       -------

CASH - END OF PERIOD                                         $  600                       $ 1,000                       $   600
                                                             ======                       =======                       =======

                See accompanying notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2001
                                   (UNAUDITED)

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended July 31, 2001.

NOTE 2.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $.001 per share.

On May 18, 2001, the Company's Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts in the balance sheet at July 31, 2000 and April 30, 2001, and in all share and per share data in the accompanying financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value increase in issued common shares from the capital in excess of par value accounts to the common stock account.

NOTE 3.  LIQUIDITY CONSIDERATIONS

The Company is a development stage company and, to date, has neither engaged in any operations nor generated any revenue. The Company is subject to certain liquidity considerations. Management's plan with respect to these matters are more fully discussed in Item 2 "Management's Plan of Operations," set forth below.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The Company is a development stage company and has conducted virtually no business operations, other than its efforts to effect a business combination with a target business which the Company considers to have significant growth potential. As discussed in Item 5 below, the Company has entered into a letter of intent with Zim Technologies International, Inc. ("ZTI") with respect to the Company's possible acquisition of ZTI.

To date, the Company has neither engaged in any operations nor generated any revenue. The Company has received no cash flow from operations. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination (whether with ZTI or another entity) or whether its capital will be further depleted by the operating losses, if any, of the target business with which the Company may effectuate a business combination. The continuation of the Company's business depends upon its ability to obtain adequate financing, effectuate a business combination and, ultimately, engage in future profitable operations.

As of April 30, 2001, the Company had a total of $600 in cash. As a result, the Company is not in a position to meet its cash requirements for the remainder of the fiscal year or for the next 12 months unless it obtains funds from an outside source. The management of the Company has indicated that it will fund the Company's operating expenses for the next 12 months, although it is under no obligation to do so. The Company also anticipates that the expenses of the proposed transactions with ZTI will be paid by Cooper Consultants, Inc., an affiliate of Stuart Cooper, the Company's President and principal shareholder. In this connection, Cooper Consultants, Inc. has agreed with ZTI to pay for the expenses to be incurred by the Company in completing the proposed transactions with ZTI.

In the event the Company cannot meet its operating costs prior to the effectuation of a business combination, the Company may cease operations and a business combination may not occur.

ITEM 5.  OTHER EVENTS

PROPOSED TRANSACTIONS WITH ZIM TECHNOLOGIES INTERNATIONAL, INC.

On May 2, 2001, the Company and Zim Technologies International, Inc. ("ZTI") entered into a letter of intent regarding the Company's proposed acquisition of ZTI.

ZTI is a privately held developer of leading edge mobile applications based in Ottawa, Ontario.

The parties intend to structure the acquisition as a share exchange, in which each outstanding share in ZTI will be exchanged for one share of the common stock of the Company. The letter of intent provides that the shareholders of ZTI will receive approximately 96% of the shares in the Company outstanding after the completion of the acquisition. The current shareholders of the Company will retain the remaining 4%. Additionally, all of ZTI's outstanding stock options will be exchanged for options to purchase shares of the common stock of the Company.

The parties anticipate the proposed acquisition and related transactions will involve the following principal steps:

         (a) The Company will change its name to one selected by ZTI. The Company will use its best efforts to complete the name change as soon as possible, but in no event later than the closing of the acquisition of ZTI.

         (b) Global Intermatch Corp. ("Global"), one of the Company's principal shareholders, will distribute approximately 100,000 of its shares of common stock of the Company to Global's shareholders. The Company will register the distribution of the shares by Global to its shareholders under the Securities Act of 1933, as amended (the "Securities Act").

         (c) The Company will file articles of continuation under the Canada Business Corporation Act ("CBCA").

         (d) The Company will acquire all of the outstanding shares of ZTI in a share exchange pursuant to an offer to acquire all shares of ZTI (a "takeover bid" under the CBCA). The Company will register the issuance of its shares of common stock to the ZTI shareholders under the Securities Act.

         (e) The Company will seek to sell approximately $4,500,000 in shares through a public offering in Canada.

         (f) After a sufficient number of shares of common stock of the Company are resold in the public market, the Company will seek to have its outstanding shares listed on the American Stock Exchange.

The parties expect that the acquisition agreement will contain customary terms and conditions, including representations and warranties, registration rights, resale restrictions and conditions to closing.

The letter of intent provides that until its expiration, neither ZTI nor the Company will enter into any agreement for, or consummate, any merger, consolidation, amalgamation, share exchange or similar transaction; sell all or substantially all of its assets; or issue shares to one or more third parties in a transaction which could result in a change of control or the Company or ZTI, as applicable. Additionally, none of ZTI and the officers and directors of ZTI, on the one hand, and the Company and the officers and directors of the Company, on the other hand, shall enter into negotiations, solicit, encourage or respond to offers for any such transaction, until the negotiations related to the consummation of the transaction contemplated by the letter of intent will terminate.

The terms of the Letter of Intent provide that it terminated as of June 15, 2001. The Company has requested ZTI to extend the expiration date of the Letter of Intent, and the Company expects that ZTI will agree to the extension.

As indicated above, the completion of the proposed transactions involving ZTI is subject to a variety of conditions and contingencies, many of which are outside of the control of the Company. As a result, there can be no assurance that the transactions will be completed.

STOCK SPLIT

On May 18, 2001, the Company's Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts in the balance sheet at July 31, 2000 and April 30, 2001, and in all share and per share data in the accompanying financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value increase in issued common shares from the capital in excess of par value accounts to the common stock account.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits.

                  None.

        (b)       Reports on Form 8-K.

                  During the three months ended April 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRIVATE CAPITAL INVESTORS, INC.
Date: June 19, 2001

                                 By: /s/ Stuart D. Cooper
                                    ---------------------------------
                                    Stuart D. Cooper
                                    President and Treasurer
                                    (Principal Accounting and Financial Officer)