Form 10KSB
period 2001-07-31
PRIVATE CAPITAL INVESTORS INC
filed 2002-05-17
CIK 1124160

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended July 31, 2001

Commission File No. 000-31691

Private Capital Investors, Inc.

(Name of Small Business Issuer in its Charter)

Florida	65-1036706

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

511 N.E. 94th Street, Miami Shores, Florida 33138

(Address of Principal Executive Offices)

(305) 758-3738

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [   ]       No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: None

State the aggregate market value of voting and non-voting common equity held by non-affiliates as of May 5, 2002: $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2002: 1,535,455 shares of common stock, par value $.001 per share.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward- looking statements. This report contains “forward looking statements” relating to our current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “would,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our control. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

PART I.

ITEM 1. BUSINESS.

GENERAL

     Private Capital Investors Inc. is a Florida corporation formed in August 1999. We are a developmental stage company and have had no revenues to date. We are a “shell” company and have conducted virtually no business operations, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to acquire our shareholder base and to utilize our status as a reporting company under the Securities Exchange Act of 1934.

PROPOSED TRANSACTION WITH ZIM

     On May 2, 2001, we entered into a letter of intent with Zim Technologies International, Inc. (“ZIM”) regarding our acquisition of ZIM. The letter of intent expired in June, 2001. Since that time, we have continued to negotiate with ZIM regarding the proposed acquisition.

     ZIM is a privately held developer of database and mobile application software based in Ottawa, Canada.

     We currently intend to acquire Zim by forming a wholly owned subsidiary and causing the subsidiary and Zim to amalgamate. Upon the completion of the amalgamation, each outstanding share in ZIM would be exchanged for one share of our common stock. We currently expect that the shareholders of ZIM would receive 96.2% of our shares outstanding after the completion of the amalgamation. Our current shareholders would retain 3.8%. Additionally, all of ZIM’s outstanding stock options would be exchanged for options to purchase shares of our common stock.

     We anticipate the proposed acquisition and related transactions will involve the following principal steps:

(a) We would change our name to ZIM Corporation.

(b) Global Intermatch Corp. (“Global”), one of our shareholders, would distribute approximately 90,000 of its shares of our common stock to Global’s shareholders. We would register the distribution of the shares by Global to its shareholders under the Securities Act of 1933.

(c) We would file articles of continuation under the Canada Business Corporations Act. As a result, we would become a Canadian corporation.

(d) We would form a wholly owned subsidiary under the Canada Business Corporations Act. This company would amalgamate with ZIM.

(e) We would register the issuance of the shares of our common stock to be issued to the ZIM shareholders under the Securities Act.

     We expect that the acquisition agreement will contain customary terms and conditions, including representations and warranties, registration rights, resale restrictions and conditions to closing.

     We have not entered into an acquisition agreement with ZIM. Accordingly, neither party has any obligation to complete the transaction. The foregoing summary simply represents the latest terms which have been proposed by the parties. As a result, there can be no assurance that the acquisition will be completed or completed on the terms described above.

STOCK SPLIT

     On May 18, 2001, our board of directors approved a 1.535455 for 1 stock split of our common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the shareholders’ equity accounts in the balance sheet at July 31, 2001, and in all share and per share data in the financial statements included in this report. Shareholders’ equity accounts have been restated to reflect a reclassification of the increase in par value from the capital in excess of par value account to the common stock account.

“SHELL” CORPORATION

     We have conducted virtually no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination. As a result, we can be characterized as a “shell” corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or “start- up” company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a business combination. Assuming our officers and directors are successful in identifying a business combination, our shareholders may not have an opportunity to evaluate the specific merits or risks of any one or more business combinations and may have no control over the decision making relating to such business combination.

     Due to our limited capital resources, the consummation of a business combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A target business might desire, among other reasons, to create a public market for its shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities, and/or acquire additional assets through the issuance of securities rather than for cash.

     We cannot estimate the time that it will take to effectuate a business combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms. We might identify and effectuate a business combination with a target business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the target business is not identified at this time. If this occurs, our shareholders might not realize any type of profit.

UNSPECIFIED INDUSTRY AND TARGET BUSINESS.

     If we do not complete the proposed transaction with ZIM, we will seek to acquire another target business. Most likely, the target business would be located in the United States, although we reserve the right to acquire a target business primarily located outside the United States. In seeking a target business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution.

     To the extent that we effect a business combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with a target business in an industry characterized by a high level of risk, we will become subject to the risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE LACK OF BUSINESS DIVERSIFICATION.

     As a result of our limited resources, in all likelihood, we will have the ability to effect only a single business combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. This would be the case if we complete our proposed transaction with ZIM.

     Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a business combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the target business by us, there can be no assurance that the target business will prove to be commercially viable.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS’ MANAGEMENT.

     While our ability to successfully effect a business combination will be dependent upon certain key personnel, the future role of such personnel in the target business cannot presently be stated with any certainty. There can be no assurance that our current management will remain associated in any operational capacity following a business combination. Moreover, there can be no assurances that our current management will have any experience or knowledge relating to the operations of the particular target business. Furthermore, although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts.

     Accordingly, we will be dependant, in some significant respects, on the ability of the management of the target business. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS.

     Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination. Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a business combination. In addition, under Florida law, the form of business combination could impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.

     In the event we do not complete our proposed transaction with ZIM, we anticipate that the selection of a new target business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a target business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. We have virtually unrestricted flexibility in identifying and selecting a prospective target business. In addition, in evaluating a prospective target business, management will consider, among other factors, the following factors which are not listed in any particular order:

•	financial condition and results of operation of the target business;

•	growth potential and projected financial performance of the target business and the industry in which it operates;

•	experience and skill of management and availability of additional personnel of the target business;

•	capital requirements of the target business;

•	the availability of a transaction exemption from registration pursuant to the Securities Act for the business combination;

•	the location of the target business;

•	competitive position of the target business;

•	stage of development of the product, process or service of the target business;

•	degree of current or potential market acceptance of the product, process or service of the target business;

•	possible proprietary features and possible other protection of the product, process or service of the target business;

•	regulatory environment of the industry in which the target business operates;

•	costs associated with effecting the business combination; and

•	equity interest in and possible management participation in the target business.

     The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a business combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a target business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

     We will be dependent upon the owners of a target business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may engage in a business combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the target business will not have proven its abilities or effectiveness, the eventual market for the products or services of the target business will likely not be established, and the target business may not be profitable subsequent to a business combination.

     Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

     In connection with our evaluation of a prospective target business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to our operations, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to us.

     However, our officers and directors will devote such time as they deem reasonably necessary, to carry out our business and affairs, including the evaluation of potential target businesses and the negotiation of a business combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiations of a business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately consummated will result in a loss and reduce the amount of capital available to otherwise complete a business combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a business combination might not occur.

     We anticipate that we will locate and make contact with target businesses primarily through the reputation and efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective target businesses will be referred to us through these network of contacts.

     We also expect that many prospective target businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a business combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder’s fee or commission to any officer or director or to any entity with which they are affiliated for such service. Our board of directors has established a policy where, in no event shall we issue any of our securities to any of our officers, directors or promoters if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

     As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

     To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     Although we have no commitments as of the date of this registration statement to issue any shares of common stock, preferred stock, options or warrants, other than our proposed transaction with ZIM, we will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a business combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

     Any such change in control may also result in the resignation or removal of our present officer and director. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a business combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a target business in order to effectuate a business combination.

     Management may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some shares of common stock held by management. It is possible that our other shareholders will not be afforded the right to sell their shares of common stock in connection with a business combination pursuant on the same terms as management.

     There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance the operations of the target business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders’ evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, all the risks inherent thereto.

     If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. However, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our common stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our common stock in any market which may develop in our common stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

     Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist.

CONFLICTS OF INTEREST.

     None of our affiliates, officers and directors are required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates may engage in other business activities similar and dissimilar to those we are engaged in. To the extent our affiliates engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with the evaluation of a particular business opportunity by the board of directors with respect to the foregoing criteria. We may consider business combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

     Management may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some shares of common stock held by management. In the event that occurs, our directors intend to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is possible that our other shareholders will not be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms that are available to management. Also, our other shareholders might not be afforded an opportunity to approve or consent to management’s stock purchase.

COMPETITION.

     We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive target businesses for a business combination. There can be no assurances that such target businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a target business with significant growth potential on favorable terms.

EMPLOYEES.

     We are in the development stage and currently have no full time employees. Our management serves on a part time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating target businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business combination.

ITEM 2. PROPERTIES

     Our principal office is located at 511 NE 94th Street, Miami Shores, Florida 33138. We occupy this space rent free at the principal office of our president, Stuart Cooper. We believe these facilities are adequate to serve our needs until such time as a business combination occurs. We expect to be able to utilize these facilities, free of charge, until such time as a business combination occurs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

     Our common stock is not listed on any exchange or quoted in any inter-dealer quotation system. To our knowledge, no public trading market presently exists for our common stock.

HOLDERS.

     As of January 15, 2002 there were approximately 19 holders of record of our common stock.

DIVIDENDS.

     We have not paid any cash dividends since our inception, and we do not contemplate doing so in the future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are presently a development stage company and have amalgamated virtually no business operations, other than our efforts to effect a business combination with a target business which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have received no cash flow from operations. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination (whether with ZIM or another entity) or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business depends upon our ability to obtain adequate financing, effectuate a business combination and, ultimately, engage in future profitable operations.

     As of July 31, 2001, we had a total of $600 in cash. As a result, we are not in a position to meet our cash requirements for the remainder of the fiscal year or for the next 12 months unless we obtain funds from an outside source. We anticipate that our expenses for the proposed transactions with ZIM will be paid by ZIM, up to a maximum of $352,000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements are attached as an exhibit to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We retained the firm of Rachlin Cohen Holtz, LLC to audit our books and records for the year ended July 31, 2001. There was no disagreement with our prior auditor regarding accounting policies or principles, financial disclosures, auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following tables sets forth certain information with respect to our directors and executive officers.

Name	Age	Position

Stuart Cooper	57	President, Secretary, Treasurer, and Director

     Stuart Cooper, Certified Public Accountant, has been a consultant and an auditor in the areas of public companies, securities regulatory compliance and regulatory compliance for financial institutions for over 30 years. Since 1995, Mr. Cooper has been the owner and chief executive of Cooper Consultants, Inc. Mr. Cooper is qualified as an expert witness in areas of securities, business evaluations, accounting issues and interpretation. Mr. Cooper has served as our sole officer and director since our formation.

     Our sole officer and director will hold office until a respective successor is elected and qualified or until his resignation in the manner provided in our bylaws.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Stuart Cooper, Cooper Family Holdings and Global Intermatch Corp. failed to file a Form 3 to report their ownership of shares at the time that we registered our common stock under Section 12(g) of the Securities Exchange Act.

     Douglas Duncan, Pasadena Investments Ltd. and Thornhill Consulting Ltd. failed to file a Form 3 to report their ownership of shares.

     Mark Weissbaum failed to file a Form 3 to report his ownership of shares at the time that we registered our common stock under Section 12(g) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

     Our only officer and director, Mr. Stuart Cooper, has received no salary or other compensation in connection with his services and does not have an employment agreement.

     Until we effectuate a business combination, it is not anticipated that any officer or director will receive any compensation other than reimbursement for out-of-pocket expenses incurred on our behalf. See “Certain Relationships and Related Transactions”. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of our sole officer and director, but the board of directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to us to be the beneficial owner of more than five percent (5%) of our common stock:

     The following table sets forth, as of January 31, 2002, the number and percentage of shares of our outstanding shares which are beneficially owned, directly or indirectly, by:

•	each shareholder who owns more than 5% of the outstanding shares;

•	any sole officer and director;

     We determine beneficial ownership based on the rules of Securities and Exchange Commission. In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of January 31, 2002. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned.

		Shares
	Positions with the	Beneficially
Name	Company	Owned	Percentage

Stuart D. Cooper	President and Director	886,455 (1)	57.7%

Cooper Family Holdings

Global Intermatch Corp.

511 NE. 94th Street Miami Shores, FL 33138

Mark Weissbaum	—	80,000	5.2%

511 NE. 94th Street Miami Shores, FL 33138

Douglas Duncan	N/A	478,000	31.1%

Pasadena Investments Ltd.

Thornhill Consulting Ltd.

c/o PriceWaterhouseCoopers Ltd. Abacus House Providenciales Turks & Caicos Islands BWI

(1)	The shares beneficially owned by Mr. Cooper, Cooper Family Holdings and Global Intermatch Corp. consist of 295,182 shares held directly by Mr. Cooper, 215,182 held by Cooper Family Holdings, 216,091 shares held by Global Intermatch Corp., 80,000 shares held by Mr. Cooper’s spouse and 80,000 shares held by Mr. Cooper’s son. Mr. Cooper holds a controlling interest in Cooper Family Holdings and Global. Mr. Cooper disclaims any beneficial ownership of shares held by his spouse and his son. The shares beneficially owned by Mr. Cooper, Cooper Family Holdings and Global, do not include 80,000 shares held by Mark Weissbaum, a business associate of Mr. Cooper.

(2)	The shares beneficially owned by Douglas Duncan, Pasadena Investments Ltd. and Thornhill Consulting Ltd. consists of 48,000 shares held of record by Pasadena Investments Ltd. and 430,000 shares held of record by Thornhill Consulting Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We were formed by Cooper Family Holdings, Global Intermatch Corp. and Frank O’Donnell in 1999. These three founders received 400,000, 200,000 and 400,000 shares, respectively of our common stock. They contributed to us $400, $200 and $400, respectively, for their shares. Cooper Family Holdings and Global are affiliates of Stuart D. Cooper, our only officer and director. In the spring of 2000, Mr. Cooper acquired the shares held by Frank O’Donnell.

     In April 2001, ZIM engaged Cooper Consultants, Inc., an affiliate of Stuart D. Cooper, to provide consulting services to ZIM in connection with our proposed acquisition of ZIM. Mr. Cooper is our only current officer and director and beneficial owner of the majority of our shares.

     Under the terms of the consulting agreement, Cooper Consultants agreed to provide advice to ZIM regarding the structuring of the acquisition and to assist us and ZIM in connection with completion of the transaction prior to the acquisition.

     ZIM agreed to pay up to US$352,000 of our expenses associated with the proposed transaction, with any excess payable to Cooper Consultants. To date, ZIM has paid US$189,000, and agreed to pay US$29,000 upon the filing of the registration statement for the acquisition, US$59,000 upon the effectiveness of the registration statement and US$75,000 upon the listing of our common shares on AMEX or another national securities exchange selected by ZIM’s board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

(1) Incorporated by reference from the Form 10-KSB filed with the Commission on October 4, 1999.

(b)        We filed three current reports on Form 8-K during the quarter ended July 31, 2001:

-	On May 18, 2001, we filed a Form 8-K to report that we had entered into a letter of intent with Zim Technologies International, Inc.

-	On May 31, 2001, we filed a Form 8-K to report that we effected a 1.535455 to 1 stock split.

-	On June 14, 2001, we filed a Form 8-K to report that we replaced our prior auditor, David Tow, with Rachlin, Cohen and Holtz.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of May, 2002.

PRIVATE CAPITAL INVESTORS, INC.

By /s/ Stuart D. Cooper

Stuart D. Cooper, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of May, 2002.

/s/ Stuart D. Cooper

Stuart D. Cooper

President, Chief Executive Officer, and Director

(Principal Executive Officer)

(Principal Financial Officer)

(Principal Accounting Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Private Capital Investors, Inc.
Miami Shores, Florida

We have audited the accompanying balance sheet of Private Capital Investors, Inc. (A Development Stage Company) (the Company) as of July 31, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and cumulative from inception (August 6, 1999). The statement of operations, stockholders’ equity and cash flows from inception (August 6, 1999) to July 31, 2000, were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included as cumulative from inception (August 6, 1999) to July 31, 2000, is based solely on the report of the other auditor. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Private Capital Investors, Inc. (A Development Stage Company) as of July 31, 2001, and the results of its operations and its cash flows for the year then ended and cumulative from inception, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is subject to certain risks and uncertainties, which conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RACHLIN COHEN & HOLTZ LLP

Miami, Florida
November 16, 2001

Independent Auditor’s Report

To the Board of Directors
Private Capital Investors, Inc. (formerly Private Funding Inc.)
Miami Shores, Florida

     I have audited the accompanying statements of operations, stockholders’ equity and cash flows of Private Capital Investors, Inc. (formerly Private Funding, Inc.) for the period ended July 31, 2000. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted accounting standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provided a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the results of operations and cash flows of Private Capital Investors, Inc. (formerly Private Funding, Inc.) for the period ended July 31, 2000 in conformity with generally accepted accounting principles.

David I. Tow, Certified Public Accountant

Port St. Lucie, Florida
September 8, 2000

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

BALANCE SHEET

JULY 31, 2001

ASSETS
Current Assets:
Cash	$600

Total assets	$600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—

Stockholders’ Equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 1,535,455 shares issued and outstanding	1,535
Additional paid-in capital	8,465
Deficit accumulated during the development stage	(9,400)

Total stockholders’ equity	600

Total liabilities and stockholders’ equity	$600

See notes to financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		Inception
		(August 6,
	Year	1999)
	Ended	through	Cumulative
	July 31,	July 31,	from
	2001	2000	Inception

Revenue	$—	$—	$—

Costs and Expenses:
Organization costs	—	9,400	9,400

	—	9,400	9,400

Net Loss	$—	$(9,400)	$(9,400)

Weighted Average Number of Common Shares Outstanding	1,535,455	1,535,455

Net Loss Per Share	$—	$(0.01)

See notes to financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (AUGUST 6, 1999) THROUGH JULY 31, 2001

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Inception (August 6, 1999) to July 31, 2000:	—	$—	$—	$—	$—
Shares issued for cash	153,545	153	847	—	1,000
Shares issued for services	1,381,910	1,382	7,618	—	9,000
Net loss	—	—	—	(9,400)	(9,400)

Balance, July 31, 2000	1,535,455	1,535	8,465	(9,400)	600
Year Ended July 31, 2001:
Net loss	—	—	—	—	—

Balance, July 31, 2001	1,535,455	$1,535	$8,465	$(9,400)	$600

See notes to financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		Inception
		(August 6,
	Year	1999)
	Ended	through	Cumulative
	July 31,	July 31,	from
	2001	2000	Inception

Cash Flows from Operating Activities:
Net loss	$—	$(9,400)	$(9,400)
(Decrease) increase in accounts payable	(400)	400	—

Cash used in operating activities	(400)	(9,000)	(9,400)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	10,000	10,000

Net (Decrease) Increase in Cash	(400)	1,000	600
Cash, Beginning	1,000	—	—

Cash, Ending	$600	$1,000	$600

See notes to financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2001

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Private Capital Investors, Inc. (the Company) was incorporated in Florida on August 6, 1999. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. At July 31, 2001, the Company had not yet commenced any formal business operations.

Development Stage Enterprise

As described above, the Company was incorporated on August 6, 1999, and, since that time, has been seeking candidates to effect an asset acquisition, merger, exchange of shares or the business combination. As of July 31, 2001, operations have not commenced. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Income Taxes

The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Organization Costs

During fiscal 2000, the Company issued 153,545 shares for cash and 1,381,910 shares of common stock in exchange for $9,000 in organization costs to its incorporators. The shares issued have been restated to reflect the stock split in 2001 (see Note 6)

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company does not have any potentially dilutive securities outstanding at July 31, 2001. Share amounts have been adjusted retroactively to reflect the stock split in 2001 (see Note 6)

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for the Company’s financial statements beginning July 1, 2002, with earlier application encouraged. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” which replace Accounting Principles Board Opinion Nos. 16, “Business Combinations” and 17, “Intangible Assets”, respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment- only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on August 1, 2002. After July 31, 2002, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Company does not believe the impact of these pronouncements on its financial position and results of operations will be significant.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1.	ACCOUNTING POLICIES AND OPERATIONS (Continued)

Recently Issued Accounting Standards (Continued)

In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement has not had a significant impact on the results of operations or financial position of the Company.

NOTE 2.	GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated no revenue to date, and has limited assets and an accumulated deficit of approximately $9,400 at July 31, 2001. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans with regard to these matters include consummating a merger with an operating company (see Note 3). However, there can be no assurance that management’s plans will be successful.

NOTE 3.	PROPOSED TRANSACTION

On May 2, 2001, the Company and Zim Technologies International, Inc. (ZTI) entered into a letter of intent regarding the Company’s proposed acquisition of ZTI. ZTI is a privately held developer of leading edge mobile applications based in Ottawa, Ontario. The parties intend to structure the acquisition as a share exchange, in which each outstanding share of ZTI will be exchanged for one share of the common stock of the Company. The letter of intent provides that the shareholders of ZTI will receive approximately 96.2% of the shares in the Company outstanding after the completion of the acquisition. The current shareholders of the Company will retain the remaining 3.8%. Additionally, all of ZTI’s outstanding stock options will be exchanged for options to purchase shares of the common stock of the Company. ZTI has agreed to pay the costs in connection with the proposed transaction up to the amount of $352,000.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3.	PROPOSED TRANSACTION (Continued)

The completion of the proposed transactions involving ZTI is subject to a variety of conditions and contingencies, many of which are outside of the control of the Company. As a result, there can be no assurance that the transaction will be completed.

NOTE 4.	INCOME TAXES

Deferred income taxes are comprised of the following:

2001

Deferred tax assets:
Organization cost	$3,760
Less valuation allowance	3,760

$—

A valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that the amounts will not be realized.

NOTE 5.	COMMITMENTS AND CONTINGENCIES

Operational Costs

For fiscal year ended July 31, 2001, the Company’s principal shareholder provided the Company, at no cost, with office space, secretarial services, telephone, fax and related administrative services.

Salaries

The Company’s principal officer and director have waived any right to receive a salary for the fiscal year ended July 31, 2001.

Employment Contracts

At July 31, 2001, the Company was not a party to any employment agreements.

Legal

At July 31, 2001, the Company was not a party to legal proceedings.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6.	STOCKHOLDERS’ EQUITY

Stock Split

On May 18, 2001, the Company’s Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the balance sheet at July 31, 2001, and in all share and per share data in the accompanying financial statements. Stockholders’ equity accounts have been restated to reflect the reclassification of an amount equal to the par value increase in issued common shares from the capital in excess of par value accounts to the common stock account.