Form 10QSB
period 2001-10-31
PRIVATE CAPITAL INVESTORS INC
filed 2002-05-17
CIK 1124160

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________ to ___________

PRIVATE CAPITAL INVESTORS, INC.

(Name of Registrant as specified in its charter)

N/A

(Former Name of Registrant)

Florida	000-31691	65-1036706

(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

511 NE 94TH STREET, MIAMI SHORES, FLORIDA 33138 (305) 758-3738

(Address and telephone number of principal executive offices)

     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 5, 2002, the issuer had a total of 1,535,455 shares of common stock, par value $.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited, condensed financial statements of Private Capital Investors, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended October 30, 2001 and 2000 will not be necessarily indicative of the results for the fiscal year ending July 31, 2002.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	10/31/01	7/31/01

	(unaudited)

ASSETS

Cash	$600	$600

TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value, 100,000,000 shares authorized, 1,535,455 shares issued and outstanding	1,535	1,535

Additional paid-in capital	8,465	8,465

Deficit accumulated during the Development stage	(9,400)	(9,400)

Total Stockholders’ Equity	600	600

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600	$600

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(UNAUDITED)

			Cumulative from
			08/06/99
	For the Three Months	For the Three Months	(Inception) to
	Ended 10/31/01	Ended 10/31/00	10/31/01

REVENUE	$—	$—	$—

EXPENSES	—	0	9,400

NET LOSS	($0)	($0)	($9,400)

Net loss per share (basic and diluted)	$0	$(0)	$(0.01)

Weighted average number of shares outstanding	1,535,455	1,535,455	1,535,455

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Cumulative from 08/06/99
	10/31/01	10/31/00	(Inception) to 10/31/01

Cash flows from operating activities:

Net loss	$—	$—	$(9,400)

Adjustments to reconcile net loss to cash used in operating activities:

(Decrease) Increase in Current Liabilities	—	(400)

Cash used in operating activities	—	(400)	(9,400)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	—	10,000

NET (DECREASE) INCREASE IN CASH	—	(400)	600

CASH – BEGINNING OF PERIOD	600	1000	—

CASH – END OF PERIOD	$600	$600	$600

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2001
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and condensed regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

     It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the three month periods ended October 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the fiscal year ended July 31, 2002.

NOTE 2. STOCKHOLDERS’ EQUITY

     The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $.001 per share.

     On May 18, 2001, the Company’s Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in all share and per share data in the accompanying condensed financial statements.

NOTE 3. LIQUIDITY CONSIDERATIONS

     The Company is a development stage company and, to date, has neither engaged in any operations nor generated any revenue. The Company is subject to certain liquidity considerations. Management’s plan with respect to these matters is more fully discussed in item 2 “Management’s Plan of Operations,” set forth below.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

     The Company is a development stage company and has conducted virtually no business operations, other than its efforts to effect a business combination with a target business which the Company considers to have significant growth potential. As discussed in Item 5 below, the Company currently plans to enter a transaction with Zim Technologies International, Inc. (“ZIM”).

     To date, the Company has neither engaged in any operations nor generated any revenue. The Company has received no cash flow from operations. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination (whether with ZIM or another entity) or whether its capital will be further depleted by the operating losses, if any, of the target business with which the Company may effectuate a business combination. The continuation of the Company’s business depends upon its ability to obtain adequate financing, effectuate a business combination and, ultimately, engage in future profitable operations. The Company’s auditors included a going concern uncertainty paragraph in their report for the fiscal year ended July 31, 2001.

     As of April 30, 2001, the Company had a total of $600 in cash. As a result, the Company is not in a position to meet its cash requirements for the remainder of the fiscal year or for the next 12 months unless it obtains funds from an outside source. The management of the Company has indicated that it will fund the Company’s operating expenses for the next 12 months, although it is under no obligation to do so. The Company also anticipates that the expenses of the proposed transactions with ZIM will be paid by Cooper Consultants, Inc., an affiliate of Stuart Cooper, the Company’s President and principal shareholder. In this connection, Cooper Consultants, Inc. has agreed with ZIM to pay for the expenses to be incurred by the Company in completing the proposed transactions with ZIM.

     In the event the Company cannot meet its operating costs prior to the effectuation of a business combination, the Company may cease operations and a business combination may not occur.

ITEM 5. OTHER EVENTS

Proposed Transactions with Zim Technologies International, Inc.

     On May 2, 2001, we entered into a letter of intent with Zim regarding our acquisition of ZIM. The letter of intent expired in June, 2001. Since that time, we have continued to negotiate with ZIM regarding the proposed acquisition.

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

Stock Split

     On May 18, 2001, the Company’s Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in all share and per share data in the accompanying condensed financial statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

None.

     (b)  Reports on Form 8-K.

During the three months ended October 31, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2002	PRIVATE CAPITAL INVESTORS, INC.

By: /s/ Stuart D. Cooper

Stuart D. Cooper

President and Treasurer

(Principal Accounting and Financial Officer)