Form 10QSB
period 2002-01-31
PRIVATE CAPITAL INVESTORS INC
filed 2002-05-17
CIK 1124160

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from to

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited, condensed financial statements of Private Capital Investors, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and months ended January 31, 2002 and 2001 will not be necessarily indicative of the results for the fiscal year ended July 31, 2002.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	1/31/02	7/31/01

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$600	$600

TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES	—	—
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,535,455 shares issued and outstanding	1,535	1,535
Additional paid-in capital	8,465	8,465
Deficit accumulated during the development stage	(9,400)	(9,400)

Total Stockholders’ Equity	600	600

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600	$600

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(UNAUDITED)

					Cumulative from
					08/06/99
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	(Inception) to
	Ended 1/31/02	Ended 1/31/01	Ended 1/31/02	Ended 1/31/01	1/31/02

REVENUE	$—	$—	$—	$—	$—
EXPENSES	—	—	—	—	9,400
Organization Costs	—	—	—	—	—

NET LOSS	—	—	—	—	$(9,400)

Net loss per share (basic and diluted)	—	—	—	—	$(0.01)

Weighted average number of shares outstanding	1,535,455	1,535,455	1,535,455	1,535,455	1,535,455

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months	Cumulative from 08/06/99
	Ended 1/31/02	Ended 1/31/01	(Inception) to 1/31/02

Cash flows from operating activities:
Net loss	$—	$—	$(9,400)
Adjustments to reconcile net loss to cash used in operating activities:
(Decrease) Increase in Current Liabilities	—	(400)	—

Cash used in operating activities	—	(400)	(9,400)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	10,000

NET (DECREASE) INCREASE IN CASH	—	(400)	600
CASH – BEGINNING OF PERIOD	600	1,000	—

CASH – END OF PERIOD	$600	$600	$600

     See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2002
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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the six month periods ended January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the fiscal year ended July 31, 2002.

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

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

The Company is a development stage company and has conducted virtually no business operations, other than its efforts to effect a business combination with a target business which the Company considers to have significant growth potential. As discussed in Item 5 below, the Company currently plans to enter into a transaction with Zim Technologies International, Inc. (“ZIM”).

To date, the Company has neither engaged in any operations nor generated any revenue. The Company has received no cash flow from operations. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination (whether with ZIM or another entity) or whether its capital will be further depleted by the operating losses, if any, of the target business with which the Company may effectuate a business combination. The continuation of the Company’s business depends upon its ability to obtain adequate financing, effectuate a business combination and, ultimately, engage in future profitable operations. The Company’s auditors included a going concern uncertainty paragraph in their report for the year ended July 31, 2001.

As of January 31, 2002, the Company had a total of $600 in cash. As a result, the Company is not in a position to meet its cash requirements for the remainder of the fiscal year or for the next 12 months unless it obtains funds from an outside source. The management of the Company has indicated that it will fund the Company’s operating expenses for the next 12 months, although it is under no obligation to do so. The Company also anticipates that the expenses of the proposed transactions with ZIM will be paid by Cooper Consultants, Inc., an affiliate of Stuart Cooper, the Company’s President and principal shareholder. In this connection, Cooper Consultants, Inc. has agreed with ZIM to pay for the expenses to be incurred by the Company in completing the proposed transactions with ZIM.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

None.

     (b)  Reports on Form 8-K.

During the six months ended January 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE CAPITAL INVESTORS, INC.

Date: May 13, 2002

By: /s/ Stuart D. Cooper Stuart D. Cooper President and Treasurer (Principal Accounting and Financial Officer)