Form 10QSB
period 2002-04-30
PRIVATE CAPITAL INVESTORS INC
filed 2002-05-17
CIK 1124160

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited, condensed financial statements of Private Capital Investors, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended April 30, 2002 and 2001 will not be necessarily indicative of the results for the period ended July 31, 2002.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

ASSETS	4/30/02	7/31/01

	(Unaudited)
CURRENT ASSETS

Cash	$600	$600

TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES	—	—

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value, 100,000,000 shares authorized, 1,535,455 shares issued and outstanding	1,535	1,535

Additional Paid-in Capital	8,465	8,465

Deficit accumulated during the development stage	(9,400)	(9,400)

Total Stockholders’ Equity	600	600

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600	$600

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(UNAUDITED)

					Cumulative from
	For the Three	For the Three	For the Nine	For the Nine	08/06/99
	Months	Months	Months	Months	(Inception) to
	Ended 4/30/02	Ended 4/30/01	Ended 4/30/02	Ended 4/30/01	4/31/02

REVENUE	$—	$—	$—	$—	$—

EXPENSES	—	—	—	—	9,400

NET LOSS	$—	$—	$—	$—	$(9,400)

Net loss per share (basic and diluted)	$—	$—	$—	$—	$(.01)

Weighted average number of shares outstanding	1,535,455	1,535,455	1,535,455	1,535,455	1,535,455

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months	Cumulative from 08/06/99
	Ended 4/30/02	Ended 4/30/01	(Inception) to 4/30/02

Cash flows from operating activities:

Net loss	$—	$—	$(9,400)

Adjustments to reconcile net loss to cash used in operating activities:

(Decrease) Increase in Current Liabilities	—	(400)	—

Cash used in operating activities	—	(400)	(9,400)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	—	10,000

NET (DECREASE) INCREASE IN CASH	—	(400)	600

CASH – BEGINNING OF PERIOD	600	1,000	—

CASH – END OF PERIOD	$600	$600	$600

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2002
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

     It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the nine month periods ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the fiscal year ended July 31, 2003.

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

     As of April 30, 2002, the Company had a total of $600 in cash. As a result, the Company is not in a position to meet its cash requirements for the remainder of the fiscal year or for the next 12 months unless it obtains funds from an outside source. The management of the Company has indicated that it will fund the Company’s operating expenses for the next 12 months, although it is under no obligation to do so. The Company also anticipates that the expenses of the proposed transactions with ZIM will be paid by Cooper Consultants, Inc., an affiliate of Stuart Cooper, the Company’s President and principal shareholder. In this connection, Cooper Consultants, Inc. has agreed with ZIM to pay for the expenses to be incurred by the Company in completing the proposed transactions with ZIM.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

            None.

     (b)  Reports on Form 8-K.

During the nine months ended April 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE CAPITAL INVESTORS, INC.
Date:	May 13, 2002
By:/s/ Stuart D. Cooper Stuart D. Cooper President and Treasurer (Principal Accounting and Financial Officer)