Form 10KSB
period 2002-07-31
PRIVATE CAPITAL INVESTORS INC
filed 2002-11-13
CIK 1124160

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

                          COMMISSION FILE NO. 000-31691

                         PRIVATE CAPITAL INVESTORS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



                FLORIDA                                 65-1036706
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


                511 N.E. 94TH STREET, MIAMI SHORES, FLORIDA 33138
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (305) 758-3738
                           (ISSUER'S TELEPHONE NUMBER)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: None


State the aggregate market value of voting and non-voting common equity held by non-affiliates as of November 12, 2002: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2002: 1,535,455 shares of common stock, par value $.001 per share.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      Private Capital Investors Inc. is a Florida corporation formed in August 1999. We are a developmental stage company and have had no revenues to date. We are a "shell" company and have conducted virtually no business operations, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to acquire our shareholder base and to utilize our status as a reporting company under the Securities Exchange Act of 1934.

PROPOSED TRANSACTION WITH ZIM TECHNOLOGIES

      We have executed an Amended and Restated Acquisition Agreement with ZIM Technologies International, Inc. ("ZIM Technologies"). ZIM Technologies is a privately held developer of database and mobile application software based in Ottawa, Canada.

      We currently intend to acquire ZIM Technologies by forming a wholly owned subsidiary and causing the subsidiary and ZIM Technologies to amalgamate. Upon the completion of the amalgamation, each outstanding share in ZIM Technologies would be exchanged for one share of our common stock. We currently expect that the shareholders of ZIM Technologies would receive 96.2% of our shares outstanding after the completion of the amalgamation. Our current shareholders would retain 3.8%. Additionally, all of ZIM Technologies' outstanding stock options would be exchanged for options to purchase shares of our common stock.

      We anticipate the proposed acquisition and related transactions will involve the following principal steps:

      (a) We would reincorporate in Canada by merging into a wholly owned subsidiary of ZIM Corporation, a Canadian company formed by Private Capital; and

      (b) A second wholly owned subsidiary of ZIM Corporation would amalgamate with ZIM Technologies.

TERMS OF AMENDED AND RESTATED ACQUISITION AGREEMENT

      The following is a summary of the material terms of the Amended and Restated Acquisition Agreement. This summary is qualified in its entirety by reference to the Amended and Restated Acquisition Agreement.

Overview of the Amended and Restated Acquisition Agreement

      The Amended and Restated Acquisition Agreement has been executed by Private Capital, ZIM Corporation, ZIM Technologies, and the principal shareholders of Private Capital. This Agreement contains representations and covenants from the parties regarding the proposed transaction.

Representations and Warranties of ZIM Technologies

      The Amended and Restated Acquisition Agreement contains representations and warranties made by ZIM Technologies to Private Capital and ZIM Corporation. These representations and warranties relate to:

      - the due organization, valid existence and good standing of ZIM Technologies and its subsidiaries.

      -     the capitalization of ZIM Technologies.

      - the corporate power and authority of ZIM Technologies to execute and deliver the Amalgamation Agreement and consummate the transactions contemplated by the Amended and Restated Acquisition Agreement.

      -     the enforceability of the Amalgamation Agreement against ZIM
            Technologies.

      - the receipt by ZIM Technologies of all required governmental approvals necessary for ZIM Technologies to consummate the transactions contemplated by the Amended and Restated Acquisition Agreement.

      - the absence of any violation by ZIM Technologies, as a result of the performance of the Amended and Restated Acquisition Agreement, of ZIM Technologies' organizational documents, material contracts or applicable law.

      - ZIM Technologies' receipt of all licenses and permits required by ZIM Technologies to conduct its business.

      -     ZIM Technologies' compliance with applicable laws and regulations.

      -     ZIM Technologies' payment of taxes.

      - the preparation of ZIM Technologies' financial statements in accordance with Canadian generally accepted accounting principles and the fair presentation of ZIM Technologies' financial condition and results of operations and ZIM Technologies' financial statements.

      -     ZIM Technologies' ownership of its property and assets.

      -     disclosure of liabilities of ZIM Technologies.

      -     the absence of litigation involving ZIM Technologies.

      - the material contracts of ZIM Technologies and ZIM Technologies' compliance with these contracts.

      - the absence of material changes and events affecting ZIM Technologies from May 31, 2002 through the date of the Amended and Restated Acquisition Agreement.

      - the ownership by ZIM Technologies of intellectual property necessary to operate its business and the absence of claims against ZIM Technologies with respect to its intellectual property.

      -     ZIM Technologies' maintenance of appropriate books and records.

      - the compliance by ZIM Technologies' employee benefit plans with applicable rules and regulations.

      - the absence of undisclosed transactions between ZIM Technologies and its affiliates.

      - the absence of ZIM Technologies' engagement of any investment banker or finder with respect to the acquisition.

      - the absence of any misleading statements by ZIM Technologies with respect to its representations and warranties.

Representations and Warranties of Private Capital and ZIM Corporation

   The Amended and Restated Acquisition Agreement contains representations and warranties made by Private Capital and ZIM Corporation to ZIM Technologies. These representations and warranties relate to:

      - the due organization, valid existence and good standing of Private Capital and ZIM Corporation.

      -     the capitalization of Private Capital and ZIM Corporation.

      - the corporate power and authority of Private Capital and ZIM Corporation to execute and deliver the Amended and Restated Acquisition Agreement and consummate the transactions contemplated by the Amended and Restated Acquisition Agreement.

      - the enforceability of the Amended and Restated Acquisition Agreement against Private Capital and ZIM Corporation.

      - the receipt by Private Capital and ZIM Corporation of all required governmental approvals necessary for Private Capital and ZIM Corporation to consummate the transactions contemplated by the Amended and Restated Acquisition Agreement.

      - the absence of any violation by Private Capital and ZIM Corporation, as a result of the performance of the agreement, of Private Capital's and ZIM Corporation's organizational documents, material contracts or applicable law.

      - Private Capital's and ZIM Corporation's compliance with applicable laws and regulations.

      - the preparation of Private Capital's financial statements in accordance with United States generally accepted accounting principles and ZIM Corporation's statements in accordance with Canadian generally accepted accounting principles and the fair presentation of Private Capital's and ZIM Corporation's financial condition and results of operations and Private Capital's and ZIM Corporation's financial statements.

      - the accuracy and completeness of filings made by Private Capital and ZIM Corporation with the Securities and Exchange Commission.

      -     the absence of litigation involving Private Capital and ZIM
            Corporation.

      - the absence of material changes and events affecting Private Capital and ZIM Corporation from May 31, 2001 through the date of the Amended and Restated Acquisition Agreement.

      - the absence of ZIM Technologies' engagement of any investment banker or finder with respect to the amalgamation.

      - the absence of any misleading statements by ZIM Technologies with respect to its representations and warranties.


Additional Representations and Warranties of Certain Private Capital
Shareholders

      The Amended and Restated Acquisition Agreement also contains representations and warranties from Private Capital's principal shareholders to ZIM Technologies relating to:

      -     their ownership of Private Capital shares.

      - their power and authority to enter into the Amended and Restated Acquisition Agreement.

      - the absence of any breach by them of any material agreement as a result of their execution, delivery and performance of the Amended and Restated Acquisition Agreement.

      - their receipt of any required governmental approvals to be obtained by them with respect to the transactions contemplated by the Amended and Restated Acquisition Agreement.

Covenants of ZIM Technologies

      The Amended and Restated Acquisition Agreement provides that ZIM Technologies and its subsidiaries will conduct their operations in the ordinary and usual course from the date of the Amended and Restated Acquisition Agreement through the closing of the amalgamation. In addition, ZIM Technologies agreed it would not undertake any of the following actions without Private Capital's prior consent:

      - purchase or redeem any of its outstanding shares or capital stock or securities convertible into its outstanding shares.

      - declare or pay any dividends or distributions on any shares of its capital stock.

      - authorize, recommend or enter into a letter of intent in respect to any acquisition, consolidation or business combination, or any amalgamation of assets or securities, any disposition of assets or securities, or any change in its capitalization, except for certain planned transactions.

      - take any action which would make any of ZIM Technologies' representations or warranties untrue.

      - enter into any material agreement other than the ordinary course of business.

      -     agree to take any of the foregoing actions.


Covenants of Private Capital and ZIM Corporation

      The Amended and Restated Acquisition Agreement provides that Private Capital and ZIM Corporation will conduct their operations in the ordinary and usual course from the date of the Amended and Restated Acquisition Agreement through the closing of the amalgamation. In addition, Private Capital and ZIM Corporation agreed they would not undertake any of the following actions without ZIM Technologies' prior consent:

      - issue or sell any shares of Private Capital and ZIM Corporation or any securities convertible into such shares.

      - purchase or redeem any of its outstanding shares or capital stock or securities convertible into its outstanding shares.

      - declare or pay any dividends or distributions on any shares of its capital stock.

      - authorize, recommend or enter into a letter of intent in respect to any acquisition, consolidation or business combination, or any amalgamation of assets or securities, any disposition of assets or securities, or any change in its capitalization, except for certain planned transactions.

      - take any action which would make any of Private Capital's and ZIM Corporation's representations or warranties untrue.

      - enter into any material agreement other than the ordinary course of business.

      -     agree to take any of the foregoing actions.

Reasonable Efforts Covenant

      The parties agreed to use reasonable efforts to take or cause to be taken all actions necessary, proper, and advisable under applicable laws and regulations to consummate or make effective the transactions contemplated by the Amended and Restated Acquisition Agreement.

Non-Solicitation Covenant of ZIM Technologies

      ZIM Technologies agreed on behalf of itself and its officers, directors and affiliates that it would not initiate contact with, solicit or encourage any inquiry or proposal by or enter into discussions with or disclose directly or indirectly information not customarily disclosed to the public concerning its business and properties or afford access to the books and records of ZIM Technologies to any corporation, partnership, person or other entity or group in connection with any possible acquisition proposed regarding a sale of ZIM Technologies' capital stock or an amalgamation, consolidation, sale of all or substantially all of its assets or any similar transaction, other than certain planned transactions listed in the Amended and Restated Acquisition Agreement.

Fees and Expenses

      The Amended and Restated Acquisition Agreement provides that if the amalgamation is completed, Cooper Consultants, Inc. will utilize funds provided by ZIM Technologies to pay all of the costs and expenses incurred by Private Capital in connection with the completion of the amalgamation and the related transactions, including fees and disbursements of counsel and accountants. Additionally, if the amalgamation is completed, ZIM Technologies will pay all expenses incurred by Private Capital in connection with the amalgamation.

Joint Conditions to the Completion of the Amalgamation

      The obligations of Private Capital and ZIM Corporation to complete the amalgamation are subject to fulfillment of the following conditions prior to the closing of the amalgamation:

      - The fulfillment of all statutory requirements for the consummation of the amalgamation and the receipt of all governmental approvals.

      - The absence of any order, decree or injunction of any court of competent jurisdiction restraining and preventing the amalgamation or otherwise materially and adversely affecting the amalgamation.

      - The absence of any investigation, action, suit or proceeding by any governmental entity or any other person which challenges or might reasonably be expected to result in the challenge to the transactions contemplated by the Amended and Restated Acquisition Agreement or which claims or might reasonably be expected to give rise to claim for damages as a result of the transactions contemplated by the agreement.

      As of the date of this Joint Proxy Statement and Prospectus, ZIM Corporation is not aware of any reason why the foregoing conditions will not be fulfilled at the time of the proposed closing of the amalgamation.

Conditions to the Obligations of Private Capital and ZIM Corporation

      The obligations of Private Capital and ZIM Corporation to complete the acquisition are subject to the fulfillment of the following conditions prior to the closing of the amalgamation:

      - The performance by ZIM Technologies and certain ZIM Technologies shareholders of their obligations under the Amalgamation Agreement.

      - The accuracy of the representations and warranties of ZIM Technologies and the ZIM Technologies shareholders under the Amended and Restated Acquisition Agreement.

      - The absence of any action, suit or proceeding pending against ZIM Technologies or its subsidiaries which, could reasonably be expected to have a material adverse effect on ZIM Technologies and its subsidiaries.

      - The delivery of an opinion letter from counsel to ZIM Technologies in form and substance satisfactory to Private Capital.

      - The completion by ZIM Technologies and its shareholders of all corporate proceedings in a manner satisfactory to Private Capital and its counsel.

      - The absence of any material adverse change in the business, assets or financial condition or operation of ZIM Technologies and its subsidiaries.

Conditions of Obligations of ZIM Technologies

      The obligations of ZIM Technologies to consummate the amalgamation are subject to the fulfillment of the following conditions prior to the closing of the amalgamation:

      - The performance by Private Capital and ZIM Corporation of their obligations under the Amended and Restated Acquisition Agreement.

      - The accuracy of the representations and warranties of Private Capital and Private Capital shareholders under the Amended and Restated Acquisition Agreement.

      - The absence of any action, suit or proceeding pending against Private Capital and/or ZIM Corporation which, could reasonably be expected to have a material adverse effect on Private Capital and/or ZIM Corporation.

      - The delivery of an opinion letter from counsel to Private Capital and ZIM Corporation in form and substance satisfactory to ZIM Technologies

      - The completion by Private Capital, ZIM Corporation and their respective shareholders of all corporate proceedings in a manner satisfactory to ZIM Technologies and its counsel.

      - The absence of any material adverse change in the business, assets or financial condition or operation of Private Capital and ZIM Corporation.

      - The absence of any material changes in the liabilities in Private Capital and ZIM Corporation.

Survival of Representations and Warranties

      The representations and warranties of the parties will survive the closing of the amalgamation and will terminate on the second anniversary date of the closing date, provided that nothing in the reincorporation merger and amalgamation will be deemed to limit any right or remedy of any party for criminal activity or fraud.

Indemnification

      Private Capital, ZIM Corporation and ZIM Technologies each agreed to indemnify the other and their shareholders who were parties to the Amended and Restated Acquisition Agreement for any damages which they might incur as a result of their breach of any of their representations or warranties or any of their agreements contained in the Amended and Restated Acquisition Agreement. Additionally, Private Capital shareholders who are parties to the Amended and Restated Acquisition Agreement agree to indemnify ZIM Technologies, Private Capital and ZIM Corporation, respectively, for any damages suffered by them as a result of any breach of their representations or warranties or any of their agreements contained in the Amended and Restated Acquisition Agreement.

Termination

      The Amended and Restated Acquisition Agreement may be terminated at any time prior to the closing of the amalgamation under the following circumstances:

            -     By mutual written consent of Private Capital and ZIM
                  Technologies.

            - By Private Capital or by ZIM Technologies if any of the conditions for their benefit are not satisfied in a timely basis or become impossible to satisfy.

            - By ZIM Technologies, if there has been a material breach of the agreement on the part of Private Capital or Private Capital's shareholders which is not cured within ten days of notice from ZIM Technologies.

            - By Private Capital, if there has been a material breach of the agreement on the part of ZIM Technologies which is not cured within ten days after notice from Private Capital.

            - By ZIM Technologies or Private Capital, if the amalgamation has not been closed before June 15, 2003, provided that the right to terminate the agreement is not available to any party if that parties breach of any representation, warranty or agreement contained in the Amended and Restated Acquisition Agreement has been the cause of or resulted in the failure of the closing to occur on or before that date.

            - By ZIM Technologies or Private Capital, if there shall be a final non-appealable order of a court of competent jurisdiction in effect preventing the consummation of the transactions contemplated by the Amended and Restated Acquisition Agreement.

            - By Private Capital or ZIM Technologies, if there shall be any action taken or any statute, rule, regulation or order enacted by any governmental entity which would make the consummation of the transactions contemplated by the agreement illegal.

            - By ZIM Technologies or Private Capital, if there shall be any action taken or any statute, rule, regulation or order enacted by any governmental entity which would render ZIM Technologies or Private Capital unable to consummate the transactions contemplated by the Amended and Restated Acquisition Agreement.

Effect of Termination

      In the event of termination of the Amended and Restated Acquisition Agreement, the Amended and Restated Acquisition Agreement shall become void and there shall be no further liability on the part of Private Capital or ZIM Technologies except that the confidentiality provisions of the Amended and Restated Acquisition Agreement shall continue. Additionally, the reasonable expenses incurred by ZIM Technologies shall be paid by Private Capital if the Amended and Restated Acquisition Agreement has been terminated as a result of Private Capital's breach of any of its representations, warranties and covenants.

RISK FACTORS

      We have conducted virtually no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination. As a result, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a business combination. Assuming our officers and directors are successful in identifying a business combination, our shareholders may not have an opportunity to evaluate the specific merits or risks of any one or more business combinations and may have no control over the decision making relating to such business combination.

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

      We cannot estimate the time that it will take to effectuate a business combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms. We might identify and effectuate a business combination with a target business which proves to be unsuccessful for any number of reasons. If this occurs, our shareholders might not realize any type of profit.

Unspecified Industry and Target Business

      If we do not complete the proposed transaction with ZIM Technologies, we will seek to acquire another target business. In seeking a target business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution.

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

Probable Lack of Business Diversification.

      As a result of our limited resources, in all likelihood, we will have the ability to effect only a single business combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. This would be the case if we complete our proposed transaction with ZIM Technologies.

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

Limited Ability to Evaluate Target Business' Management.

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

Opportunity for Shareholder Evaluation or Approval of Business Combination.

      Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination. Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a business combination. In addition, under Florida law, the form of business combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination.

Selection of a Target Business and Structuring of a Business Combination.

      In the event we do not complete our proposed transaction with ZIM Technologies, we anticipate that the selection of a new target business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a target business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. We have virtually unrestricted flexibility in identifying and selecting a prospective target business. In addition, in evaluating a prospective target business, management will consider, among other factors, the following factors which are not listed in any particular order:

      -     Financial condition and results of operation of the target business;

      - Growth potential and projected financial performance of the target business and the industry in which it operates;

      - Experience and skill of management and availability of additional personnel of the target business;

      -     Capital requirements of the target business;

      - Availability of a transaction exemption from registration pursuant to the Securities Act for the business combination;

      -     The availability of a transaction exemption from registration

      -     The location of the target business;

      -     Competitive position of the target business;

      - Stage of development of the product, process or service of the target business;

      - Degree of current or potential market acceptance of the product, process or service of the target business;

      - Regulatory environment of the industry in which the target business operates;

      -     Costs associated with effecting the business combination; and

      - Equity interest in and possible management participation in the target business.

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

      In connection with our evaluation of a prospective target business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to our operations, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to us.

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

      We also expect that many prospective target businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a business combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Our board of directors has established a policy where, in no event shall we issue any of our securities to any of our officers, directors or promoters if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

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

      Although we have no commitments as of the date of this registration statement to issue any shares of common stock, preferred stock, options or warrants, other than our proposed transaction with ZIM Technologies, we will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a business combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

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

      There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance the operations of the target business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, all the risks inherent thereto.

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

      Management may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some shares of common stock held by management. In the event that occurs, our directors intend to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is possible that our other shareholders will not be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms that are available to management. Also, our other shareholders might not be afforded an opportunity to approve or consent to management's stock purchase.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

HOLDERS.

      As of July 31, 2002 there were approximately 20 holders of record of our common stock.

DIVIDENDS.

      We have not paid any cash dividends since our inception, and we do not contemplate doing so in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We are presently a development stage company and have undertaken virtually no business operations, other than our efforts to effect a business combination with a target business which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have received no cash flow from operations. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination (whether with ZIM Technologies or another entity) or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business depends upon our ability to obtain adequate financing, effectuate a business combination and, ultimately, engage in future profitable operations.

      As of July 31, 2002, we had a total of $600 in cash. As a result, we are not in a position to meet our cash requirements for the remainder of the fiscal year or for the next 12 months unless we obtain funds from an outside source. We anticipate that our expenses for the proposed transactions with ZIM

Technologies will be paid by ZIM Technologies, up to a maximum of $352,000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements are set forth at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following tables sets forth certain information with respect to our sole director and executive officer.

NAME            AGE     POSITION
----            ---     --------
Stuart Cooper   57      President, Secretary, Treasurer, and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16 of the Exchange Act, the Company's director and executive officer and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended July 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

      Our only officer and director, Mr. Stuart Cooper, has received no salary or other compensation in connection with his services and does not have an employment agreement.

      Until we effectuate a business combination, it is not anticipated that any officer or director will receive any compensation other than reimbursement for out-of-pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions". We have no stock option, retirement, pension, or profit-sharing programs for the benefit of our sole officer and director, but the board of directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to us to be the beneficial owner of more than five percent (5%) of our common stock:

      The following table sets forth, as of July 31, 2002, the number and percentage of shares of our outstanding shares which are beneficially owned, directly or indirectly, by:

      -     Each shareholder who owns more than 5% of the outstanding shares;

      -     Any sole officer and director;

      We determine beneficial ownership based on the rules of Securities and Exchange Commission. In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of July 31, 2002. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned.

                                                           SHARES
                                 POSITIONS WITH THE        BENEFICIALLY
NAME                             COMPANY                   OWNED           PERCENTAGE
----                             -------                   -----           ----------
Stuart D. Cooper                 President and Director    886,455 (1)        57.7%
 Cooper Family Holdings
 Global Intermatch Corp.
 511 NE. 94th Street
 Miami Shores, FL 33138

Mark Weissbaum                            --                80,000             5.2%
511 NE. 94th Street
Miami Shores, FL 33138

Douglas Duncan                           N/A               430,000            28.0%
c/o PriceWaterhouseCoopers Ltd.
Abacus House
Providenciales
Turks & Caicos Islands
BWI

(1) The shares beneficially owned by Mr. Cooper, Cooper Family Holdings and Global Intermatch Corp. consist of 295,182 shares held directly by Mr. Cooper, 215,182 held by Cooper Family Holdings, 216,091 shares held by Global Intermatch Corp., 80,000 shares held by Mr. Cooper's spouse and 80,000 shares held by Mr. Cooper's son. Mr. Cooper holds a controlling interest in Cooper Family Holdings and Global. Mr. Cooper disclaims any beneficial ownership of shares held by his spouse and his son. The shares beneficially owned by Mr. Cooper, Cooper Family Holdings and Global, do not include 80,000 shares held by Mark Weissbaum, a business associate of Mr. Cooper.

(2) The shares beneficially owned by Douglas Duncan, are held of record by Pasadena Investments Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

2.1    Reincorporation Merger Agreement (1)

2.2    Amended and Restated Acquisition Agreement dated as of May 29,
       2002 by and among Private Capital Investors, Inc. and ZIM
       Technologies International, Inc.  (2)

2.3    Form of Amalgamation Agreement by and among ZIM Corporation,
       PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc. (3)

99.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
       2002 (4)

----------

      (1) Incorporated herein by reference to Annex A of the Joint Proxy Statement and Prospectus filed by ZIM Corporation, a wholly owned subsidiary of the Company, with the United States Securities and Exchange Commission on November 1, 2002.

      (2) Incorporated herein by reference to Annex B of the Joint Proxy Statement and Prospectus filed by ZIM Corporation, a wholly owned subsidiary of the Company, with the United States Securities and Exchange Commission on November 1, 2002.

      (3) Incorporated herein by reference to Annex C of the Joint Proxy Statement and Prospectus filed by ZIM Corporation, a wholly owned subsidiary of the Company, with the United States Securities and Exchange Commission on November 1, 2002.

      (4)   Filed herewith

ITEM 14. CONTROLS AND PROCEDURES

      As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Private Capital Investors, Inc.
Miami Shores, Florida

We have audited the accompanying balance sheet of Private Capital Investors, Inc. (A Development Stage Company) (the Company) as of July 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2002 and 2001. The statement of operations, stockholders' equity and cash flows from inception (August 6, 1999) to July 31, 2000, were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included as cumulative from inception (August 6, 1999) to July 31, 2000, is based solely on the report of the other auditor. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Private Capital Investors, Inc. (A Development Stage Company) as of July 31, 2002, and the results of its operations and its cash flows for the years ended July 31, 2002 and 2001 and cumulative from inception, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is subject to certain risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
October 7, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors

Private Capital Investors, Inc. (formerly Private Funding Inc.)
Miami Shores, Florida


I have audited the accompanying statements of operations, stockholders' equity and cash flows of Private Capital Investors, Inc. (formerly Private Funding, Inc.) for the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

David I. Tow, Certified Public Accountant

Port St. Lucie, Florida
September 8, 2000

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                                 JULY 31, 2002


                                     ASSETS

Current Assets:
    Cash                                                                  $  600
                                                                          ------
      Total assets                                                        $  600
                                                                          ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                   --
                                                                          ------

Stockholders' Equity:
    Common stock, $.001 par value; 100,000,000 shares
      authorized; 1,535,455 shares issued and outstanding                  1,535
    Additional paid-in capital                                             8,465
    Deficit accumulated during the development stage                      (9,400)
                                                                          ------
      Total stockholders' equity                                             600
                                                                          ------
      Total liabilities and stockholders' equity                          $  600
                                                                          ======

                       See notes to financial statements.

                         PRIVATE CAPITAL INVESTORS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                             Year             Year
                                                            Ended             Ended           Cumulative
                                                           July 31,          July 31,           from
                                                             2002              2001           Inception
Revenue                                                   $       --        $       --        $       --

Costs and Expenses:
   Organization costs                                             --                --             9,400
                                                          ----------        ----------        ----------
Net Loss                                                  $       --        $       --        $   (9,400)
                                                          ==========        ==========        ==========


Weighted Average Number of Common Shares Outstanding       1,535,455         1,535,455
                                                          ==========        ==========
Net Loss Per Share                                        $       --        $       --
                                                          ==========        ==========

                       See notes to financial statements.


                        PRIVATE CAPITAL INVESTORS, INC.
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             FROM INCEPTION (AUGUST 6, 1999) THROUGH JULY 31, 2002



                                                                                                             Deficit
                                                                                                           Accumulated
                                                           Per                               Additional    During the
                                                          Share          Common Stock         Paid-In      Development
                                                         Amounts      Shares       Amount     Capital         Stage        Total
                                                         -------      ------       ------     -------         -----        -----
Inception (August 6, 1999) to July 31, 2000:
   Shares issued for cash                                $ 0.007       153,545      $ 153       $ 847             $ -     $1,000
   Shares issued for services                              0.007     1,381,910      1,382       7,618               -      9,000
   Net loss                                                                 -          -           -           (9,400)    (9,400)
                                                                    ---------    -------     -------         --------     -----
Balance, July 31, 2000                                               1,535,455      1,535       8,465          (9,400)       600

Net Loss - Year Ended July 31, 2001                                         -          -           -               -          -
                                                                    ---------    -------     -------         --------     -----

Balance, July 31, 2001                                               1,535,455      1,535       8,465          (9,400)       600

Net Loss - Year Ended July 31, 2002                                         -          -           -               -          -
                                                                    ---------    -------     -------         --------     -----
Balance, July 31, 2002                                              1,535,455    $ 1,535     $ 8,465         $ (9,400)    $ 600
                                                                    =========    =======     =======         ========     =====

                       See notes to financial statements.

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                         Year         Year
                                                        Ended         Ended        Cumulative
                                                       July 31,      July 31,        from
                                                         2002          2001        Inception
                                                         ----          ----        ---------
Cash Flows from Operating Activities:
    Net loss                                           $     --      $     --      $ (9,400)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Decrease in accounts payable                         --          (400)           --
                                                       --------      --------      --------
           Cash used in operating activities                 --          (400)       (9,400)

Cash Flows from Financing Activities:
    Proceeds from issuance of common stock                   --            --        10,000
                                                       --------      --------      --------

Net Increase (Decrease) in Cash                              --          (400)          600

Cash, Beginning                                             600         1,000            --
                                                       --------      --------      --------

Cash, Ending                                           $    600      $    600      $    600
                                                       ========      ========      ========

                       See notes to financial statements.

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

            Private Capital Investors, Inc. (the Company) was incorporated in Florida on August 6, 1999. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. At July 31, 2002, the Company had not yet commenced any formal business operations.

      DEVELOPMENT STAGE ENTERPRISE

            As described above, the Company was incorporated on August 6, 1999, and, since that time, has been seeking candidates to effect an asset acquisition, merger, exchange of shares or the business combination. As of July 31, 2002, operations have not commenced. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

      USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

      INCOME TAXES

            The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision for income taxes was necessary for the year ended July 31, 2002.

      ORGANIZATION COSTS

            During fiscal 2000, the Company issued 153,545 shares for cash and 1,381,910 shares of common stock in exchange for $9,000 in organization costs to its incorporators. The shares issued have been restated to retroactively reflect the stock split (see Note 6).

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

            Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company does not have any potentially dilutive securities outstanding at July 31, 2002. Share amounts have been adjusted retroactively to reflect the stock split in 2001 (see Note 6).

      RECENTLY ISSUED ACCOUNTING STANDARDS

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single comprehensive accounting model for impairment of long-lived assets and discontinued operations. SFAS 144 will become effective in the first quarter of fiscal 2003. The Company believes that adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

            In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Company adopted SFAS 145 on July 1, 2002 and the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

            In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2. GOING CONCERN CONSIDERATIONS

      The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated no revenue to date, and has limited assets and an accumulated deficit of $9,400 at July 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans with regard to these matters include reincorporating and merger and subsequent amalgamation with an operating company (see Note
      3).

NOTE 3. PROPOSED TRANSACTION

      On May 29, 2002, the Company and ZIM Corporation (ZIM) entered into a Reincorporating and Merger Agreement (the "Agreement"). Under the terms of the Agreement, PCI Merge, Inc., a proposed newly formed subsidiary of ZIM, will merge with and into the Company. The separate corporate existence of PCI Merge, Inc. will cease and ZIM will be the surviving corporation. Each previously outstanding share of PCI Merge, Inc. common stock will be converted into one share of ZIM common stock and each previously outstanding share of the Company's common stock will be converted into one ZIM common share. The previously outstanding ZIM common shares will be canceled. As a result of the foregoing, upon consummation of the reincorporation merger, the Company will become a wholly owned subsidiary of ZIM, and the current shareholders of the Company will own an estimated 1,535,455 shares of the total outstanding ZIM common shares. For accounting purposes, the assets and liabilities of ZIM and its subsidiaries on a consolidated basis immediately after the consummation of the reincorporation merger will be substantially identical to the assets and liabilities of the Company and its subsidiaries on a consolidated basis immediately prior to the reincorporation merger.

      The reincorporation merger will become effective upon:

      1.    The approval of the reincorporation merger agreement by the shareholders of ZIM Corporation and PCI Merge, Inc.;
      2.    The approval of the amalgamation by the shareholders of ZIM
            Technologies;
      3. The delivery of a duly executed and verified certificate of merger to the Secretary of State of the State of Florida; and
      4. The satisfaction or waiver of the other conditions as defined in the agreement.

      Shortly after the reincorporation merger described above, ZIM under an amalgamation agreement with Zim Technologies International, Inc. (ZTI), a Canadian operating company, will amalgamate and ZTI will become a wholly owned subsidiary of ZIM.

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 3. PROPOSED TRANSACTION (Continued)

      ZTI has agreed to pay the costs in connection with the proposed transaction up to the amount of $352,000.

      The completion of the proposed transactions is subject to a variety of conditions and contingencies, many of which are outside of the control of the Company. As a result, there can be no assurance that the transaction will be completed.

NOTE 4. INCOME TAXES

      Deferred income taxes are comprised of the following:

                                                                          2002
                                                                         ------
Deferred tax assets:
  Organization cost                                                      $ 3,760
  Less valuation allowance                                                 3,760
                                                                         -------
                                                                         $    --
                                                                         =======

      A valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that the amounts will not be realized.

NOTE 5. COMMITMENTS AND CONTINGENCIES

      OPERATIONAL COSTS

            For fiscal years ended July 31, 2002, the Company's principal shareholder provided the Company, at no cost, with office space, secretarial services, telephone, fax and related administrative services.

      SALARIES

            The Company's principal officer and director have waived any right to receive a salary for the fiscal year ended July 31, 2002.

      EMPLOYMENT CONTRACTS

            At July 31, 2002, the Company was not a party to any employment agreements.

      LEGAL

            At July 31, 2002, the Company was not a party to legal proceedings.

                        PRIVATE CAPITAL INVESTORS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6. STOCKHOLDERS' EQUITY

      STOCK SPLIT

            On May 18, 2001, the Company's Board of Directors approved a
            1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the balance sheet, and in all share and per share data in the accompanying financial statements. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value increase in issued common shares from the additional paid-in capital account to the common stock account.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of November, 2002.

                                    Private Capital Investors, Inc.


                                    By:     /s/ Stuart D. Cooper
                                         ---------------------------------------
                                             Stuart D. Cooper, President
                                             and Chief Financial Officer
                                             (Principal Executive Officer
                                             and Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                          Title                      Date
           ----                          -----                      ----
  /s/ Stuart D. Cooper          President and Chief           November 12, 2002
-----------------------         Financial Officer
    Stuart D. Cooper            (Principal Executive
                                Officer and Principal
                                Financial Officer)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Private Capital Investors, Inc., a Florida corporation (the "Company"), on Form 10-KSB for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart D. Cooper, President and Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Stuart D. Cooper
---------------------
Stuart D. Cooper
President and Chief Financial Officer
November 13, 2002