Form 10QSB
period 2002-10-31
PRIVATE CAPITAL INVESTORS INC
filed 2002-12-16
CIK 1124160

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of December 13, 2002, the issuer had a total of 1,535,455 shares of common stock, par value $.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited, condensed financial statements of Private Capital Investors, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended October 30, 2002 and 2000 will not be necessarily indicative of the results for the fiscal year ending July 31, 2003.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	10/31/02	7/31/02

	(unaudited)
ASSETS
Cash	$600	$600

TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,535,455 shares issued and outstanding	1,535	1,535
Additional paid-in capital	8,465	8,465
Deficit accumulated during the Development stage	(9,400)	(9,400)

Total Stockholders’ Equity	600	600

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600	$600

     See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS
(UNAUDITED)

			Cumulative from
			08/06/99
	For the Three Months	For the Three Months	(Inception) to
	Ended 10/31/02	Ended 10/31/01	10/31/02

REVENUE	$—	$—	$—
EXPENSES	—	0	9,400
NET LOSS	$(0)	$(0)	$(9,400)

Net loss per share (basic and diluted)	$0	$(0)	$(0.01)

Weighted average number of shares outstanding	1,535,455	1,535,455	1,535,455

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Cumulative from 08/06/99
	10/31/02	10/31/01	(Inception) to 10/31/02

Cash flows from operating activities:
Net loss	$—	$—	$(9,400)
Adjustments to reconcile net loss to cash used in operating activities:
(Decrease) Increase in Current Liabilities	—	(400)

Cash used in operating activities	—	(400)	(9,400)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	10,000

NET (DECREASE) INCREASE IN CASH	—	(400)	600
CASH – BEGINNING OF PERIOD	600	1,000	—

CASH – END OF PERIOD	$600	$600	$600

See accompanying notes to condensed financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2002

Note 1. Summary of Significant Accounting Policies

Organization

     Private Capital Investors, Inc. (the Company) was incorporated in Florida on August 6, 1999. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. At October 31, 2002, the Company had not yet commenced any formal business operations.

Development Stage Enterprise

     As described above, the Company was incorporated on August 6, 1999, and, since that time, has been seeking candidates to effect an asset acquisition, merger, exchange of shares or the business combination. As of October 31, 2002, operations have not commenced. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

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

     Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company does not have any potentially dilutive securities outstanding at October 31, 2002. Share amounts have been adjusted retroactively to reflect the stock split in 2001 (see Note 6).

Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement provides a single comprehensive accounting model for impairment of long-lived assets and discontinued operations. SFAS 144 will become effective in the first quarter of fiscal 2003. The Company believes that adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Company adopted SFAS 145 on July 1, 2002 and the adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

Note 2. Going Concern Considerations

     The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated no revenue to date, and has limited assets and an accumulated deficit of $9,400 at October 31, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

     Management’s plans with regard to these matters include reincorporating and merger and subsequent amalgamation with an operating company (see Note 3).

Note 3. Proposed Transaction

     On May 29, 2002, the Company and ZIM Corporation (ZIM) entered into a Reincorporating and Merger Agreement (the “Agreement”). Under the terms of the Agreement, PCI Merge, Inc., a proposed newly formed subsidiary of ZIM, will merge with and into the Company. The separate corporate existence of PCI Merge, Inc. will cease and ZIM will be the surviving corporation. Each previously outstanding share of PCI Merge, Inc. common stock will be converted into one share of ZIM common stock and each previously outstanding share of the Company’s common stock will be converted into one ZIM common share. The previously outstanding ZIM common shares will be canceled. As a result of the foregoing, upon consummation of the reincorporation merger, the Company will become a wholly owned subsidiary of ZIM, and the current shareholders of the Company will own an estimated 1,535,455 shares of the total outstanding ZIM common shares. For accounting purposes, the assets and liabilities of ZIM and its subsidiaries on a consolidated basis immediately after the consummation of the reincorporation merger will be substantially identical to the assets and liabilities of the Company and its subsidiaries on a consolidated basis immediately prior to the reincorporation merger.

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

Note 5. Commitments and Contingencies

Operational Costs

     For the period ended October 31, 2002, the Company’s principal shareholder provided the Company, at no cost, with office space, secretarial services, telephone, fax and related administrative services.

Salaries

     The Company’s principal officer and director have waived any right to receive a salary for the fiscal year ended October 31, 2002.

Employment Contracts

     At October 31, 2002, the Company was not a party to any employment agreements.

Legal

     At October 31, 2002, the Company was not a party to legal proceedings.

Note 6. Stockholders’ Equity

Stock Split

     On May 18, 2001, the Company’s Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the balance sheet, and in all share and per share data in the accompanying financial statements. Stockholders’ equity accounts have been restated to reflect the reclassification of an amount equal to the par value increase in issued common shares from the additional paid-in capital account to the common stock account.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

None.

     (b)  Reports on Form 8-K.

During the three months ended October 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2002	PRIVATE CAPITAL INVESTORS, INC.

By: /s/ Stuart D. Cooper

Stuart D. Cooper President and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Private Capital Investors, Inc., a Florida corporation (the “Company”), on Form 10-Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stuart D. Cooper, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stuart D. Cooper
Chief Executive Officer
December 16, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Private Capital Investors, Inc., a Florida corporation (the “Company”), on Form 10-Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stuart D. Cooper, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stuart D. Cooper
Chief Financial Officer
December 16, 2002