Form 10QSB/A
period 2002-10-31
PRIVATE CAPITAL INVESTORS INC
filed 2003-02-21
CIK 1124160

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of February 20, 2002, the issuer had a total of 1,535,455 shares of common stock, par value $.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Certification of CEO

Certification of CFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited, condensed consolidated financial statements of Private Capital Investors, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended October 31, 2002 and 2001 will not be necessarily indicative of the results for the fiscal year ending July 31, 2003.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	10/31/02	7/31/02

	(unaudited)
ASSETS
Cash	$600	$600

TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts Payable	962
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,535,455 shares issued and outstanding	1,535	1,535
Additional paid-in capital	8,465	8,465
Deficit accumulated during the Development stage	(10,362)	(9,400)

Total Stockholders’ Equity	600	600

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600	$600

See accompanying notes to condensed consolidated financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			Cumulative from
			08/06/99
	For the Three Months	For the Three Months	(Inception) to
	Ended 10/31/02	Ended 10/31/01	10/31/02

REVENUE	$—	$—	$—
EXPENSES	962	0	10,362
NET LOSS	$(962)	$(0)	$(10,362)

Net loss per share (basic and diluted)	$(0.001)	$(0)	$(0.007)

Weighted average number of shares outstanding	1,535,455	1,535,455	1,535,455

See accompanying notes to condensed consolidated financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Cumulative from 08/06/99
	10/31/02	10/31/01	(Inception) to 10/31/02

Cash flows from operating activities:
Net loss	$(962)	$—	$(10,362)
Adjustments to reconcile net loss to cash used in operating activities:
(Decrease) Increase in Current Liabilities	962	(400)	962

Cash used in operating activities	—	(400)	(9,400)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	10,000

NET (DECREASE) INCREASE IN CASH	—	(400)	600
CASH – BEGINNING OF PERIOD	600	1,000	—

CASH – END OF PERIOD	$600	$600	$600

See accompanying notes to condensed consolidated financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002

Note 1. Summary of Significant Accounting Policies

Organization

     Private Capital Investors, Inc. (the Company) was incorporated in Florida on August 6, 1999. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. At October 31, 2002, the Company had not yet commenced any formal business operations. The financial statements included the Canadian subsidiaries expressed in US Dollars. Zim Corporation and PCI-ZTI both non-operating entities formed to facilitate a cross border business combination. Zim Corporation was formed October 17, 2002 and PCI-ZTI was formed on September 17, 2002.

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

Note 2. Going Concern Considerations

     The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated no revenue to date, and has limited assets and an accumulated deficit of $10,362 at October 31, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

     Shortly after the reincorporation merger described above, ZIM under an amalgamation agreement with Zim Technologies International, Inc. (ZTI), a Canadian operating company, will amalgamate and ZTI will become a wholly owned subsidiary of ZIM. Zim Corporation was formed October 17, 2002 and PCI-ZTI was formed on September 17, 2002.

     ZTI has agreed to pay the costs in connection with the proposed transaction up to the amount of $352,000.

     The completion of the proposed transactions is subject to a variety of conditions and contingencies, many of which are outside of the control of the Company. As a result, there can be no assurance that the transaction will be completed.

Note 4. Income Taxes

     Deferred income taxes are comprised of the following:

2002

Deferred tax assets:
Organization cost	$3,896
Less valuation allowance	3,896

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

Date: February 16, 2003	PRIVATE CAPITAL INVESTORS, INC.

By: /s/ Stuart D. Cooper

Stuart D. Cooper President and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Private Capital Investors, Inc., a Florida corporation (the “Company”), on Form 10-Q for the period ended October 31, 2002 as amended and filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stuart D. Cooper, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stuart D. Cooper
Chief Executive Officer
February 16, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Private Capital Investors, Inc., a Florida corporation (the “Company”), on Form 10-Q for the period ended October 31, 2002 as amended and filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stuart D. Cooper, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stuart D. Cooper
Chief Financial Officer
February 16, 2003