Form 10QSB
period 2003-01-31
PRIVATE CAPITAL INVESTORS INC
filed 2003-03-05
CIK 1124160

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of March 3, 2003, the issuer had a total of 1,535,455 shares of common stock, par value $.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited, condensed consolidated financial statements of Private Capital Investors, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months AND six months ended January 31, 2003 and 2002 will not be necessarily indicative of the results for the fiscal year ending July 31, 2003.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	1/31/03	7/31/02

	(unaudited)
ASSETS
Cash	$600	$600

TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts Payable	962
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,535,455 shares issued and outstanding	1,535	1,535
Additional paid-in capital	8,465	8,465
Deficit accumulated during the Development stage	(10,362)	(9,400)

Total Stockholders’ Equity	600	600

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$600	$600

See accompanying notes to condensed consolidated financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

					Cumulative from
	For the Three	For the Three	For the Six	For the Six	8/6/1999
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception) to
	1/31/03	1/31/02	1/31/03	1/31/02	1/31/2003

REVENUE	$—	$—	$—	$—	$—
EXPENSES	0	0	962	0	10,362
NET LOSS	$0	$0	$(962)	$0	(10,362)

Net loss per share (basic and diluted)	$0	$0	$(0.001)	$0	$(0.007)

Weighted average number of shares outstanding	1,535,455	1,535,455	1,535,455	1,535,455	1,535,455

See accompanying notes to condensed consolidated financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Cumulative from 08/06/99
	1/31/03	1/31/02	(Inception) to 1/31/03

Cash flows from operating activities:
Net loss	$(0)	$—	$(10,362)
Adjustments to reconcile net loss to cash used in operating activities:
(Decrease) Increase in Current Liabilities	0	(400)	962

Cash used in operating activities	—	(400)	(9,400)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	10,000

NET (DECREASE) INCREASE IN CASH	—	(400)	600
CASH – BEGINNING OF PERIOD	600	1,000	—

CASH – END OF PERIOD	$600	$600	$600

See accompanying notes to condensed consolidated financial statements.

PRIVATE CAPITAL INVESTORS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

Note 1. Summary of Significant Accounting Policies

Organization

     Private Capital Investors, Inc. (the Company) was incorporated in Florida on August 6, 1999. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. At January 31, 2003, the Company had not yet commenced any formal business operations. The financial statements included the Canadian subsidiaries expressed in US Dollars. Zim Corporation and PCI-ZTI both non-operating entities formed to facilitate a cross border business combination. Zim Corporation was formed October 17, 2002 and PCI-ZTI was formed on September 17, 2002.

Development Stage Enterprise

     As described above, the Company was incorporated on August 6, 1999, and, since that time, has been seeking candidates to effect an asset acquisition, merger, exchange of shares or the business combination. As of January 31, 2003, operations have not commenced. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

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

Income Taxes

     The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision for income taxes was necessary for the year ended July 31, 2002, and periods ended October 31, 2002 and January 31, 2003.

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

     Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company does not have any potentially dilutive securities outstanding at January 31, 2003. Share amounts have been adjusted retroactively to reflect the stock split in 2001 (see Note 6).

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

Note 2. Going Concern Considerations

     The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated no revenue to date, and has limited assets and an accumulated deficit of $10,362 at January 31, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

     Shortly after the reincorporation merger described above, ZIM under an amalgamation agreement with Zim Technologies International, Inc. (ZTI), a Canadian operating company, will amalgamate and ZTI will become a wholly owned subsidiary of ZIM. . Zim Corporation was formed October 17, 2002 and PCI-ZTI was formed on September 17, 2002.

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

Note 5. Commitments and Contingencies

Operational Costs

     For the period ended January 31, 2003, the Company’s principal shareholder provided the Company, at no cost, with office space, secretarial services, telephone, fax and related administrative services.

Salaries

     The Company’s principal officer and director have waived any right to receive a salary for the fiscal year ended January 31, 2003.

Employment Contracts

     At January 31, 2003, the Company was not a party to any employment agreements.

Legal

     At January 31, 2003, 2002, the Company was not a party to legal proceedings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information set forth herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, the market success of its products, its lack of infrastructure to support popular products, dependence on key personnel, the success of the Company’s consulting services business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

     We are a development stage company and have not generated any revenue. During the period ended January 31, 2003, on a consolidated basis, we have incurred $962 liabilities and have $600 in cash.

Liquidity and Capital Resources

     We have no financial resources other than contributions from shareholders.

Recent Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations.

ITEM 3. QUANTITATIVE AND QUALITITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2003	PRIVATE CAPITAL INVESTORS, INC.

By: /s/ Stuart D. Cooper

Stuart D. Cooper President and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Stuart D. Cooper, Chairman, President and Chief Executive Officer of Private Capital Investors, Inc., certify that:

     1.     I have reviewed this Quarterly Report on Form 10-Q of Private Capital Investors, Inc. (the “Registrant”);

     2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2003
/s/ Stuart D. Cooper

Chairman, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Stuart Cooper, Chief Financial Officer of Private Capital Investors, Inc., certify that:

     1.     I have reviewed this Quarterly Report on Form 10-Q of Private Capital Investors, Inc. (the “Registrant”);

     2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2003
/s/ Stuart D. Cooper

Chief Financial Officer (Principal Financial Officer)