Form 10QSB
period 2003-04-30
ZIM CORP
filed 2003-06-16
CIK 1124160

United States

                       Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

                                 ZIM Corporation
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         Private Capital Investors, Inc.
                              511 N.E. 94th Street
                           Miami Shores, Florida 33138
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)



             Canada                      000-31691             Not Applicable
--------------------------------    ---------------------    ------------------
 (State or other jurisdiction of    (Commission File No.)      (IRS Employer
 incorporation or organization)                              Identification No.)



                          20 Colonnade Road, Suite 200
                                 Ottawa, Ontario
                                 Canada, K2E 7M6
                                 (613) 727-1397
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2003, the issuer had a total of 1,535,455 shares of common stock, par value $.001 per share, issued and outstanding.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                 2

ITEM 1. FINANCIAL STATEMENTS                                                  2

BALANCE SHEETS                                                                2

STATEMENT OF OPERATIONS (UNAUDITED)                                           3

STATEMENT OF CASH FLOWS (UNAUDITED)                                           4

NOTES TO FINANCIAL STATEMENTS                                                 5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND       9
RESULTS OF OPERATIONS OF PRIVATE CAPITAL

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK             9

ITEM 4. CONTROLS AND PROCEDURES                                               9

PART II. OTHER INFORMATION                                                    10

ITEM 1. LEGAL PROCEEDINGS                                                     10

ITEM 2. CHANGES IN SECURITIES                                                 10

ITEM 3. DEFAULTS ON SENIOR SECURITIES                                         10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS                       10

ITEM 5. OTHER INFORMATION                                                     10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

SIGNATURES                                                                    11

Certification of CEO                                                          12

Certification of CFO                                                          13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited, condensed financial statements of Private Capital Investors, Inc. a Florida Corporation ("PCI"), operating as ZIM Corporation as at June 15, 2003 (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.

              PCI, OPERATING AS ZIM CORPORATION AS AT JUNE 15, 2003

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                   April 30 ,2003      July 31, 2002
                                                                      (unaudited)
                                                                     --------------------------------
ASSETS

Cash                                                                 $        600           $   600
                                                                     -------------------------------

TOTAL ASSETS                                                         $        600           $   600
                                                                     ===============================


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable                                                     $        962           $     -

Common Stock, $.001 par value, 100,000,000 shares authorized,               1,535             1,535
1,535,455 shares issued and outstanding

Additional paid-in capital                                                  8,465             8,465

Deficit accumulated during the development stage                         (10,362)            (9,400)
                                                                     -------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $        600           $   600
                                                                     ===============================


           See accompanying notes to condensed financial statements.

              PCI, OPERATING AS ZIM CORPORATION AS AT JUNE 15, 2003

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                                              Cumulative from
                                   For the Three       For the Three       For the Nine       For the Nine     August 6, 1999
                                   Months Ended        Months Ended       Months Ended       Months Ended     (Inception) to
                                  April 30, 2003      April 30, 2002      April 30, 2003     April 30, 2002    April 30, 2003
                              ------------------------------------------------------------------------------------------------

REVENUE                            $         -        $         -       $           -         $          -       $          -

EXPENSES                                     -                  -                 962                    -             10,362
                              ------------------------------------------------------------------------------------------------
NET LOSS                           $         -        $         -       $        (962)        $          -            (10,362)
                              ================================================================================================

Net loss per share (basic          $         -        $         -       $      (0.001)        $          -       $     (0.007)
and diluted)
                              ================================================================================================

Weighted average number of           1,535,455          1,535,455           1,535,455            1,535,455           1,535,455
shares outstandin
                              ================================================================================================

           See accompanying notes to condensed financial statements.

              PCI, OPERATING AS ZIM CORPORATION AS AT JUNE 15, 2003

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                   Three Months       Three Months    Nine Months    Nine Months     Cumulative from
                                   Ended April        Ended April     Ended April    Ended April         August 6,
                                     30,2003           30,2002         30, 2003       30, 2002        1999(Inception)
                              -----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS

Net loss                                $     -            $     -      $   ( 962)       $     -       $  ( 10,362)

Adjustments to reconcile net
loss to cash used in operating
activities

(Decrease) Increase in Current                -                  -            962                              962
Liabilities
                                   ----------------------------------------------------------------------------------
Cash used in operating
activities                                    -                  -             -               -            (9,400)
                                   ----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from issuance of common              -                  -              -              -            10,000
stock

                                   ----------------------------------------------------------------------------------
                                              -
NET (DECREASE) INCREASE IN CASH                                  -              -                              600
CASH -- BEGINNING OF PERIOD                 600                600            600            600                 -
                                   ----------------------------------------------------------------------------------
CASH -- END OF PERIOD                  $    600            $   600        $   600        $   600            $  600
                                   ==================================================================================


           See accompanying notes to condensed financial statements.

              PCI, OPERATING AS ZIM CORPORATION AS AT JUNE 15, 2003
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Private Capital Investors, Inc. "PCI" was incorporated in Florida on August 6, 1999. PCI intended to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. At April 30, 2003, PCI had not yet commenced any formal business operations.

Development Stage Enterprise

As described above, PCI was incorporated on August 6, 1999, and, since that time, has been seeking candidates to effect an asset acquisition, merger, exchange of shares or the business combination. As of April 30, 2003, operations have not commenced. Accordingly, PCI was considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

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

Income Taxes

PCI accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision for income taxes was necessary for the year ended July 31, 2002, and for the period ended
April 30, 2003.

Organization Costs

During fiscal 2000, PCI issued 153,545 shares for cash and 1,381,910 shares of common stock in exchange for $9,000 in organization costs to its incorporators. The shares issued have been restated to retroactively reflect the stock split (see Note 6).

Loss Per Share

PCI computes loss per share in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. PCI does not have any potentially dilutive securities outstanding at April
30, 2003. Share amounts have been adjusted retroactively to reflect the stock split in 2001 (see Note 6).

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single comprehensive accounting model for impairment of long-lived assets and discontinued operations. SFAS 144 became effective in the first quarter of fiscal 2003 and did not have a significant impact on the results of operations or financial position of PCI.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by PCI as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. PCI adopted SFAS 145 on July 1, 2002 and the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the third quarter of fiscal 2003 and did not have a significant impact on the results of operations or financial position of the Company.

NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of PCI as a going concern. However, PCI has generated no revenue to date, and has limited assets and an accumulated deficit of $10,362 at April 30, 2003. These factors raise substantial doubt about PCI's ability to continue as a going concern.

Management's plans with regard to these matters include the reincorporation and merger and subsequent amalgamation with an operating company (see Note 3).

NOTE 3. SUBSEQUENT EVENT

On June 1, 2003, Zim Corporation, a corporation governed by the Canada Business Corporations Act ("Zim"), consummated a merger (the "Merger") of PCI, with and into PCI Merge, Inc., a Florida corporation and a wholly owed subsidiary of Zim ("PCI Merge"), with PCI Merge as the surviving entity. Zim also consummated on June 1, 2003 the amalgamation (the "Amalgamation") of ZIM Technologies International, Inc, a corporation governed by the Canada Business Corporations Act ("ZIM Technologies") with PCI-ZTI Canada, Inc., a corporation governed by the Canada Business Corporations Act and a wholly owned subsidiary of Zim (PCI-ZTI), with PCI-ZTI as the surviving entity. As a result of the Merger and the Amalgamation, both PCI and ZIM Technologies became wholly owned subsidiaries of Zim.

In the Merger, each outstanding share of common stock, par value $.001, of PCI was converted into a share of Zim.

In the Amalgamation, each outstanding share of common stock, no par value, of ZIM Technologies was converted into a share of Zim. Effective June 1, 2003, PCI-ZTI changed its corporate name to ZIM Technologies.

Zim filed a Registration Statement on Form S-4 under the Securities Act of 1933 (No. 333-100920), declared effective April 14, 2003 (the "Registration Statement"), registering the shares of Zim issued in both the Merger and the Amalgamation. The Registration Statement included a proxy statement for PCI in its solicitation of proxies to approve the Merger, and a proxy statement for ZIM Technologies in its solicitation of proxies to approve the Amalgamation.

Zim's shares were registered pursuant to Section 12(b) of the Exchange Act. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934 (the "Exchange Act"), Zim is a successor to PCI and Zim's common shares are deemed to be registered under Section 12(b) of the Exchange Act.

         At a special meeting of the shareholders of PCI held on May 6, 2003, holders of a majority of the outstanding shares of PCI approved the merger of PCI with and into PCI Merge. At a special meeting of the shareholders of ZIM Technologies held on May 13, 2003, holders of a majority of the outstanding shares of ZIM Technologies approved the amalgamation of ZIM Technologies and PCI-ZTI. At a special meeting of the shareholders of Zim held on May 6, 2003, holders of a majority of the outstanding shares of Zim approved both the Merger and the Amalgamation.

With the completion of the transaction the pro forma consolidated balance sheet of the consolidated entity would reflect assets of approximately CDN $2.17 million, liabilities of approximately CDN $4.1 million and a stockholders' deficit of approximately CDN $1.93 million.

NOTE 4. INCOME TAX

Deferred income taxes are comprised of the following:


            Deferred tax assets:

                Organization cost                          $    3,896

                Less valuation allowance                        3,896
                                                         -------------
                                                           $        -
                                                         =============


A valuation allowance has been established against the deferred tax asset since PCI believes it is more likely than not that the amounts will not be realized.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operational Costs

For the period ended April 30, 2003, the PCI's principal shareholder provided the company, at no cost, with office space, secretarial services, telephone, fax and related administrative services.

Salaries

PCI's principal officer and director have waived any right to receive a salary for the fiscal period ended April 30, 2003.

Employment Contracts

At April 30, 2003, PCI was not a party to any employment agreements.

Legal

At April 30, 2003, 2002, PCI was not a party to any legal proceedings.

NOTE 6. STOCKHOLDERS' EQUITY

Stock Split

On May 18, 2001, PCI's Board of Directors approved a 1.535455 for 1 stock split of its common stock. The stock split was effective as to shareholders of record on the close of business on June 5, 2001. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the balance sheet, and in all share and per share data in the accompanying financial statements. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value increase in issued common shares from the additional paid-in capital account to the common stock account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, the market success of its products, its lack of infrastructure to support popular products, dependence on key personnel, the success of the Company's consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

OPERATIONS

PCI is a development stage company and has not generated any revenue. During the period ended April 30, 2003 PCI incurred $962 liabilities and has $600 in cash.


LIQUIDITY AND CAPITAL RESOURCES

PCI has no financial resources other than contributions from shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations.

ITEM 3. QUANTITATIVE AND QUALITITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit No.         Description
            ----------          -----------
            99.1                Certification of CEO

            99.2                Certification of CFO

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2003             ZIM CORPORATION


                                By: /s/ Michael Cowpland
                                -----------------------------------------------
                                Michael Cowpland
                                (Principal Executive Officer)



                                By: /s/ Jennifer North
                                --------------------------------------------
                                Jennifer North
                                (Principal Accounting and Financial Officer)

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael Cowpland, Chairman, President and Chief Executive Officer of ZIM Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ZIM Corporation (the "Registrant");

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

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003

                             /s/ Michael Cowpland
                             -----------------------------------------------
                             Chairman, President and Chief Executive Officer (Principal Executive Officer)

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jennifer North, Chief Financial Officer of ZIM Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ZIM Corporation (the "Registrant");

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

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003

                             /s/ Jennifer North
                             ------------------------------
                             Chief Financial Officer
                             (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.       Exhibit
-----------       -------
Exhibit 99.1      Certification of Chief Executive Officer.

Exhibit 99.2      Certification of Chief Financial Officer.