Form 10QSB
period 2003-08-31
ZIM CORP
filed 2003-10-10
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                          FOR THE PERIOD ENDED: AUGUST 31, 2003

                                            OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM     TO


                         COMMISSION FILE NUMBER 0-30432

                               -------------------

                                 ZIM CORPORATION
             (Exact name of registrant as specified in its charter)

            CANADA
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  20 COLONNADE ROAD, OTTAWA, ONTARIO, CANADA                   K2E 7M6
  (Address of Principal Executive Offices)                   (Zip Code)

        Registrant's Telephone Number, including Area Code: (613)727-1397

                               -------------------

(Former name, former address and former fiscal year, if changed since last report)
                               -------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


--------------------------------------------------------------------------------
                 CLASS                           OUTSTANDING AT AUGUST 31, 2003
--------------------------------------------------------------------------------
Common shares                                              40,090,209
--------------------------------------------------------------------------------

        Transitional Small Business Format (check one): Yes / /  No /X/

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Statements of Operations for the Three Months Ended August 31, 2003 and 2002..............2

Consolidated Statement of Shareholders' Deficiency for the Three Months Ended August 31, 2003.........3

Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2003 and 2002..............4

Consolidated Balance Sheets as of August 31, 2003 and May 31, 2003.....................................5

Notes to Consolidated Financial Statements.............................................................6


Item 2.  Management's Discussion and Analysis and Plan of Operation....................................14

Item 3.  Controls and Procedures.......................................................................20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................20

Item 2.  Changes in Securities.........................................................................20

Item 3.  Defaults upon Senior Securities...............................................................21

Item 4.  Submission of Matters to a Vote of Security Holders...........................................21

Item 5.  Other Information.............................................................................21

Item 6.  Exhibits and Reports on Form 8-K..............................................................21



                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM CORPORATION
CONSOLIDATED EARNINGS
Three months ended August 31
(Expressed in US dollars)


------------------------------------------------------------------------------------------------------

                                                                          (unaudited)      (unaudited)
                                                                                2003             2002
                                                                    -----------------  ---------------
                                                                                   $                $
REVENUES
                                                                             480,588          373,175
                                                                    -----------------  ---------------
EXPENSES
     Selling, general and administrative                                     659,148          515,405
     Research and development, net of investment tax credits                 151,042           (2,398)
     Amortization of property and equipment                                   30,925           49,949
     Amortization of customer list                                             2,963            5,780
     Interest                                                                    527           13,024
     Foreign exchange loss (gain)                                               (235)          (1,638)
     Other                                                                                       (506)
                                                                    -----------------  ---------------
                                                                             844,370          579,616
                                                                    -----------------  ---------------
Net loss before income taxes                                                (363,782)        (206,441)
Income taxes                                                                  14,677
                                                                    -----------------  ---------------
Net loss                                                                    (378,459)        (206,441)
                                                                    =================  ===============

Loss per share - basic and fully diluted (Note 8)                              (0.01)           (0.01)
                                                                    =================  ===============

Weighted average number of shares outstanding                             40,090,209       40,090,209
                                                                    =================  ===============


======================================================================================================

The accompanying notes are an integral part of the interim consolidated financial statements.


ZIM CORPORATION
CONSOLIDATED SHAREHOLDERS' DEFICIENCY
Three months ended August 31
(Expressed in US dollars)
---------------------------------------------------------------------------------------------------------------------------------
                                                    (unaudited) (unaudited)  (unaudited)  (unaudited)  (unaudited)    (unaudited)
                                                                                             Foreign                       Total
                                                 Share capital                              currency                Shareholders'
                                                    Issued and       Share  Contributed  translation                      equity
                                                   outstanding     Capital      surplus   adjustment      Deficit    (deficiency
                                                 -------------  ----------  -----------  -----------  -----------  --------------
                                                                         $            $           $             $              $
BALANCE AS AT MAY 31, 2003                                   1           1    1,261,811      (6,854)  (11,376,083)   (10,121,126)

Effect of reverse take-over transaction             40,090,208   8,637,992                               (162,905)     8,475,087

Income (loss) for the quarter                                                                            (378,459)      (378,459)

Cumulative translation adjustment                                                            134,697                     134,697
                                                 -------------  ----------  -----------  -----------  -----------  --------------
BALANCE AS AT AUGUST 31, 2003                       40,090,209   8,637,993    1,261,811      127,843  (11,917,447)    (1,889,801)
                                                 =============  ==========  ===========  ===========  ============  =============

----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the interim
consolidated financial statements.


ZIM CORPORATION
CONSOLIDATED CASH FLOWS
Three months ended August 31
(Expressed in US dollars)

--------------------------------------------------------------------------------------------------------------------

                                                            (unaudited)  (unaudited)
                                                                  2003         2002
                                                           ------------  -----------
                                                                     $            $
OPERATING ACTIVITIES
Net loss                                                      (378,459)    (206,441)
Items not involving cash:
     Amortization of property and equipment                     30,925       49,949
     Amortization of customer list                               2,963        5,780
     Loss on property and equipment                                           1,829
     Changes in operating working capital                     (104,256)     (91,614)
                                                           ------------  -----------
Cash flows from operating activities                          (448,827)    (240,497)
                                                           ------------  -----------
INVESTING ACTIVITIES
Purchase of property and equipment                             (27,879)      (2,906)
Proceeds from disposal of property and equipment                                534
                                                           ------------  -----------
Cash flows from investing activities                           (27,879)      (2,372)
                                                           ------------  -----------
FINANCING ACTIVITIES
Repayment of capital lease obligations                         (12,696)      (8,284)
Net proceeds from related parties                              259,793      258,320
                                                           ------------  -----------
Cash flows from financing activities                           247,097      250,036
                                                           ------------  -----------

Effect of changes in exchange rates on cash                     33,275       17,822
                                                           ------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (196,334)      24,989
Cash and cash equivalents, beginning of year                   561,026      468,893
                                                           ------------  -----------
Cash and cash equivalents, end of year                         364,692      493,882
                                                           ============  ===========

Supplemental cash flow disclosure
     Interest paid                                                 594        2,581
                                                           ============  ===========


====================================================================================

The accompanying notes are an integral part of the interim consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)


------------------------------------------------------------------------------------

                                                           (unaudited)    (audited)
                                                            August 31       May 31
                                                                 2003         2003
                                                           -----------  -----------
                                                                    $            $
ASSETS
Current assets
     Cash and cash equivalents                                364,692      561,026
     Accounts receivable                                      230,457      282,271
     Investment tax credits receivable                        162,777      138,434
     Prepaid expenses                                          27,087       23,157
                                                           -----------  -----------
                                                              785,013    1,004,888
Property and equipment                                        274,372      280,566
Customer list                                                  19,648       22,872
Goodwill                                                      462,920      468,710
                                                           -----------  -----------
                                                            1,541,953    1,777,036
                                                           ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable                                          89,994      107,143
     Accrued liabilities                                      440,028      550,695
     Deferred revenue                                         303,612      303,593
     Current portion of capital lease obligations                           12,696
     Due to related parties (Note 6)                        2,598,120    2,338,327
                                                           -----------  -----------
                                                            3,431,754    3,312,454

Shareholders' deficiency                                   (1,889,801)  (1,535,418)
                                                           -----------  -----------
                                                            1,541,953    1,777,036
                                                           ===========  ===========




===================================================================================

The accompanying notes are an integral part of the interim consolidated financial statements.

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements for ZIM Corporation (ZIM or the Corporation) have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America
(GAAP) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Form 8-K for the year ended May 31, 2003.

The consolidated financial statements as of August 31, 2003, and for the three months ended August 31, 2003 and August 31, 2002, are unaudited and reflect all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

Comparative figures are those of ZIM Technologies International Inc. and have been restated to reflect accounting principles generally accepted in the United States of America.


--------------------------------------------------------------------------------
2 - BASIS OF PRESENTATION

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Corporation will realize the carrying value of its assets and satisfy its obligations as they become due in the normal course of operations. As at August 31, 2003, the Corporation has negative working capital of $2,646,741 has incurred a loss of $378,459 for the three months then ended and has had losses during the last five years. In addition, the Corporation generated negative cash flows from operations of $448,827 for the three months ended August 31, 2003 and has generated negative cash flows from operations during the last five years.

The Corporation's management team has focused the direction of the Corporation from a mature database and application development technology player to a provider of interactive mobile messaging. To establish the interactive mobile messaging, the Corporation needs substantial funds for marketing and business development.

All of the factors above raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the placement of equity, obtaining additional advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Corporation's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Corporation's position and/or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
2 - BASIS OF PRESENTATION (CONTINUED)

In the longer term, the Corporation has to generate the level of sales which would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Corporation's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its software, the level of its promotional activities and advertising required to support its software. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Corporation.

--------------------------------------------------------------------------------
3- REVERSE TAKE OVER

On June 1, 2003, ZIM Corporation, a corporation governed by the Canada Business Corporations Act, consummated a merger of Private Capital Investors, Inc., a Florida corporation (Private Capital), with and into PCI Merge, Inc. (PCI Merge), a Florida corporation and a wholly-owned subsidiary of ZIM Corporation, with PCI Merge as the surviving entity. On June 1, 2003, ZIM Corporation also consummated the amalgamation of ZIM Technologies International Inc. (ZIM Technologies) with PCI-ZTI Canada, Inc. (PCI-ZTI), a corporation governed by the Canada Business Corporations Act and a wholly-owned subsidiary of ZIM Corporation. As a result of the amalgamation, a new entity named ZIM Technologies International Inc. has been formed. PCI Merge and ZIM Technologies became wholly-owned subsidiaries of ZIM Corporation.

In these transactions, each outstanding share of common stock of Private Capital and ZIM Technologies was converted into a share of ZIM Corporation. As a result of these shares exchanges, the shareholders of ZIM Technologies and Private Capital now control ZIM Corporation. This transaction has been accounted for as a reverse take over transaction in ZIM Corporation's consolidated financial statements.

This reverse acquisition is treated as a capital transaction in substance since this transaction was accomplished through the use of a non-operating enterprise. No goodwill or intangible assets are recorded following this transaction. ZIM Corporation succeeded Private Capital's SEC registration under the SEC Act of 1934 as reporting corporation registration. This transaction has no financial impact on the Corporation's consolidated financial statements except for the expenses incurred to undergo these transactions.

As there were no material transactions for Private Capital, PCI Merge or ZIM Corporation for the quarter ended August 31, 2002, there is no pro forma financial information presented on these interim consolidated financial statements. Pro forma financial information would not be materially different than the comparative information presented for the three-month period ended August 31, 2002.

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
4 - CHANGES IN ACCOUNTING POLICIES

Effective June 1, 2003, the Corporation changed its method of amortizing property and equipment from the straight line method to the declining balance method. The Corporation's management believes this method is preferable because it provides a better matching of costs with related revenues. The adoption of the declining balance method did not have a material effect on the financial statements of the prior periods therefore they have not been restated to apply the new method retroactively.

--------------------------------------------------------------------------------
5 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts, these accounts do not bear interest. The Corporation determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer. In addition, the Corporation may establish an allowance for all the receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of the total accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on the Corporation's historical experience and management's current judgment regarding the state of the economy. The Corporation writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities recorded in functional currencies other than Canadian dollars are translated into Canadian dollars at the period end rate of exchange. Revenues and expenses are translated at the weighted average exchange rates for the period. The resulting translation are charged or credited to other comprehensive income.

Gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency are included in the earnings of the current period.

The Corporation's reporting currency is US dollars and all assets and liabilities are translated into US dollars at the period end rate. Revenues and expenses are translated at the weighted average exchange rates for the period. Gains and losses arising from the translation of financial statements are defined and included as a separate component of shareholders' equity (deficiency).

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
5 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AMORTIZATION

Property and equipment are recorded at cost. Amortization is calculated using the following rates and bases:

Computer equipment and software              20% declining balance
Furniture and fixtures                       20% declining balance
Office equipment                             40% declining balance
Automobile                                   20% declining balance
Leasehold improvements                       Straight-line over the lease term

The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. If an impairment is determined to exist, the assets are reported at the lower of carrying value or net recoverable amount.


--------------------------------------------------------------------------------
6 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The amounts due to related parties represent cash advances from an officer of the Corporation who is a significant shareholder and a holding Corporation that is owned by the spouse of the significant shareholder. The amounts bear interest at 5% per annum and are due on demand. An amount of $44,352 ($19,945 in 2002), which represents the interest on the amounts due to related parties, has been included in accrued liabilities.

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
7 - STOCK OPTIONS

Stock option grants are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status. No employee stock option compensation expense is reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires entities to recognize an expense based on the fair value of the related awards. We are not required, and we currently do not intend to transition to use a fair value method of accounting for stock-based employee compensation. The following table illustrates the effect on net income (loss) and basic and diluted net income
(loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.



                                                                         ------------------------------
                                                                           August 31         August 31
                                                                                2003              2002
                                                                         ------------      ------------
                                                                                   $                 $
Net loss, as reported                                                      (378,459)         (208,806)
Add: Stock-based employee compensation expense included
 in reported net loss, net of related tax effects
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards, net
 of related tax effects                                                    (193,987)
                                                                         ------------      ------------
Pro forma net loss                                                         (572,446)         (208,806)
                                                                         ============      ============

Basic and diluted net loss per share
As reported, basic and diluted                                                (0.01)            (0.01)
                                                                         ============      ============
Pro forma, basic and diluted                                                  (0.01)            (0.01)
                                                                         ============      ============


The fair value of stock options and stock purchased under our employee stock purchase plan (ESOP) at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 115%, a risk free rate of 2.09% and dividend yield of NIL.

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
8 - LOSS PER SHARE

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options, the effect on the loss per share would be anti-dilutive.

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:


                                               August 31         August 31
                                                    2003              2002
                                             ------------      ------------

Stock options                                 19,055,497        14,863,332
                                             ============      ============



--------------------------------------------------------------------------------
9 - SEGMENT REPORTING

Management has determined that the Corporation operates in one reportable segment, which involves providing enterprise software for designing, developing and manipulating database systems and applications.

The following table sets forth external revenues attributable to geographic areas based on the location of the customer:

                                      August 31          August 31
                                           2003               2002
                                    ------------      -------------
                                              $                  $
Canada                                   84,893             51,677
United States                            48,750             50,000
Brazil                                  300,424            223,675
Australia                                 1,496              2,557
Europe                                   44,766             45,189
Other                                       259                 77
                                    ------------      -------------
                                        480,588            373,175
                                    ============      =============

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
9 - SEGMENT REPORTING (CONTINUED)

The following table sets forth consolidated assets located in different geographic areas:


August 31, 2003                                                                   2003
                                         ----------------------------------------------
                                           Canada             Brazil             Total
                                         ---------      -------------     -------------
                                                $                  $                 $
Property and equipment                    256,593             17,779           274,372
Maintenance contracts                                         19,648            19,648
Goodwill                                                     462,920           462,920
Current assets                                                                 785,013
                                                                          -------------
                                                                             1,541,953
                                                                          =============


May 31, 2003                                                                      2003
                                         ----------------------------------------------
                                           Canada             Brazil             Total
                                         ---------      -------------     -------------
                                                $                  $                 $
Property and equipment                    261,143             19,423           280,566
Maintenance contracts                                         22,872            22,872
Goodwill                                                     468,710           468,710
Current assets                                                               1,004,888
                                                                          ------------
                                                                             1,777,036
                                                                          ============

The Corporation is not dependent on one major customer as a revenue source.


--------------------------------------------------------------------------------
10 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity in our Interim Consolidated Balance Sheets. The components of comprehensive loss are as follows:
                                                    August 31         August 31
                                                         2003              2002
                                                 -------------      ------------
                                                            $                 $
Net loss                                            (378,459)         (208,806)
Foreign currency translation adjustment               127,843
                                                 -------------      ------------
Comprehensive loss                                  (250,616)         (208,806)
                                                 =============      ============

ZIM CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended August 31, 2003
(Expressed in US dollars)
(Unaudited)

--------------------------------------------------------------------------------
11 - RECENT ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 149

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Since ZIM does not currently transact in such instruments nor undertake hedging transactions, the adoption of this statement did not have a material impact on our financial condition or results of operations.


(II) SFAS NO. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

(III) FINANCIAL INTERPRETATION NO. 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003. The Interpretation is applied to the enterprises no later than the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Corporation's financial statements.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

ZIM Corporation and its subsidiaries are collectively referred to as "ZIM" or the "Corporation". The following includes a discussion of the results of operations and cash flows for the three months ended August 31, 2003. Such discussion and comments on the liquidity and capital resources of the Corporation should be read in conjunction with the information contained in the unaudited interim consolidated financial statements and related notes to the financial statements of the Corporation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Corporation and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Corporation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of new software products, the Corporation's need for significant additional funding, the Corporation's need for market acceptance of their products, and rapid developments in technology, including developments by competitors. We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


OVERVIEW

ZIM is a developer and provider of the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s. ZIM acquired the Zim IDE software in 1996. ZIM has now licensed the Zim IDE software products to thousands of customers through direct sales, and an established network of VARs and distributors. Beginning in 2001, the Corporation expanded its business strategy to include the design and development of a line of mobile data software products. ZIM designs these mobile data software products to take advantage of the existing wireless data network infrastructure known as Short Messaging Service (SMS). SMS, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. SMS has already experienced a significant uptake throughout Europe and Asia and the market is now expanding in North America.

Management anticipates that the following events during the first quarter of 2004 will have an impact on the Corporation's strategic plan to become a leader in global two-way SMS text message application development and message delivery:

         o Completion of mobile office software that extends Microsoft Office functionality directly to a cellular phone through one-way and two-way SMS text messaging.

         o Completion of several negotiations that management anticipates will result in ZIM's penetration into Canada, Asia and other markets throughout the world.

         o Text messaging, already recognized as a key method of communication throughout the world, continued to grow substantially in North America.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED AUGUST 31, 2002

The following table includes information from unaudited interim consolidated statements of earnings for the three months ended August 31, 2003 and 2002. The information, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended May 31, 2003, as filed with the Securities Exchange Commission (SEC) and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.


                                                                 As a %                        As a %
                                                               of total                      of total
Three months ended August 31                         2003      revenues             2002     revenues
                                          ------------------------------------------------------------
                                                        $                              $
Revenues
     Software                                     178,934           37%          131,271          35%
     Maintenance                                  228,291           48%          222,565          60%
     Consulting                                    14,194            3%           19,338           5%
     SMS technology                                59,170           12%                -          n/a
                                          ------------------------------------------------------------
                                                  480,588          100%          373,175         100%
                                          ------------------------------------------------------------
Expenses
     Selling, general and administrative          659,148          137%          515,405         138%
     Research and development                     151,042           31%           (2,398)         -1%
     Other                                         34,179            7%           66,608          18%
                                          ------------------------------------------------------------
                                                  844,370          176%          579,616         155%
                                          ------------------------------------------------------------
Net loss before income taxes                     (363,782)         -76%         (206,441)        -55%
Income taxes                                       14,677           -3%                -          n/a
                                          ------------------------------------------------------------
Net loss                                         (378,459)         -79%         (206,441)        -55%
                                          ============================================================

REVENUES

ZIM currently derives most of its revenue from product sales of its Zim IDE software as well as, the resulting maintenance and consulting services relating to the software. Commencing in the first quarter of 2004, ZIM is recognizing revenue from its SMS technology.

Total revenue for the three months ended August 31, 2003 was $480,588, an increase of $107,413, or 29%, compared to the three months ended August 31, 2002.

Sales from Zim IDE software increased $47,663, or 36% for the three months ended August 31, 2003 compared to the same period in 2002. This growth in software revenues was driven primarily from new sales in ZIM's Brazilian operations.

The Corporation's maintenance revenue continues to be the most significant source of revenue, accounting for 48% of total revenues for the first quarter of 2004 and 60% of revenues for the first quarter of 2003. Maintenance revenues increased slightly by $5,726 or 3% for the first quarter of 2004, as compared to the similar period in 2003. This consistency is expected as ZIM's customers have not changed significantly between the two periods.


Consulting revenues have decreased by $5,144 in the first quarter of 2004, as compared to the first quarter of 2003. This decrease is not significant and is a reflection of the customers' fluctuating need for consulting services. As the customer relationships age, there is a reduced need for consulting services.

Revenue from ZIM's SMS applications for the first quarter of 2004 was $59,170. There were no comparable revenues for SMS applications in 2003. Management expects to see continued increases in revenues for SMS applications as new products are introduced and sales and marketing initiatives are focusing on these areas.

Expenses

Expenses increased 46% from $579,616 in the first quarter of 2003 to $844,370 in the first quarter of 2004. This increase is primarily a result of recognizing a refundable research tax credit of approximately $140,000 in the first quarter of 2003. In the first quarter of 2004, ZIM became a public company and as a result, no longer qualifies for the Federal portion of the refundable credit.

Selling, general and administration

The increase in selling, general and administration expenses from 2002 is a result of increased activities relating to operating a public company; including increased expenses relating to filings with the SEC, corporate governance and professional fees.

As a percentage of revenues, selling, general and administration for the first quarter of 2004 remained consistent with the first quarter of 2003, at approximately 137%.

Research and development

As mentioned previously, the comparative information for the first quarter of 2003 includes a refundable tax credit relating to research expenditures. Going forward, the Corporation will not be eligible to receive the Federal portion of the refundable tax credit as the Corporation became a public corporation on June 1, 2003. The Corporation will be entitled to research and development tax credits to be applied against future taxable income.

Excluding the tax credit, research expenditures in the first quarter of 2003 were approximately $138,000. For the same three month period in 2004, research expenses were $151,042, net of the Ontario tax credit, an increase of 9%. This increase is a result of an increase in salaries and benefits relating to additional personnel dedicated to developing applications for SMS technology.

Other

Included in other expenses are amortization on property and equipment and the customer list, foreign exchange gains and losses, interest expense, and other miscellaneous items. There was a 49% decrease in other expenses between the first quarter of 2003 and the first quarter of 2004. This decrease is a result of reduced amortization and interest expense relating to a capital lease that was paid in full during June 2003.


Net loss

As a result of the factors described above, the net loss for the three months ended August 31, 2003 was $378,459, an increase of $172,018 or 83%, compared to the three months ended August 31, 2002. Comparing the results, excluding the tax credit, results in an increased loss of approximately $42,000, or 12% from the first quarter of 2003 as compared to the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

ZIM will need additional financing in order to fund its operating losses and other working capital requirements. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds.

Historically, ZIM has received cash advances from an officer of the Corporation who is a significant shareholder and a holding Corporation that is owned by the spouse of the significant shareholder. To date, ZIM has received $3,600,000 CDN or $2,598,120 US. For the three-month period ended August 31, 2003, ZIM received $400,000 CDN or $259,793 US. The amounts bear interest at 5% per annum and are due on demand.

ZIM expects to obtain further financing through the sale of its securities to investors as well as the exercising of options from option holders. ZIM has not received any commitments from any third parties to provide additional financing.

Working capital deficit was $2,646,741 as at August 31, 2003, which is a decrease of $339,175 from May 31, 2003. The working capital deficit, excluding the due to related parties portion as at August 31, 2003 was $48,621 as compared to a working capital balance of $30,761 at May 31, 2003.

Cash flows for the three month periods ended August 31, were as follows:



                                                 August 31, 2003    August 31, 2002
                                                               $                  $

Cash flows used in operating activities                 (448,827)          (240,497)

Cash flows used in investing activities                  (27,879)            (2,372)

Cash flows from financing activities                     247,097            250,036

Effect of changes in exchange rates on cash               33,275             17,822

                                                 ----------------   ----------------
Net cash used                                           (196,334)            24,989
                                                 ================   ================

Operating activities used cash of $448,827 and $240,497 through the three months of August 31, 2003 and August 31, 2002, respectively. The decrease in cash used in operations is attributed primarily to increase in the net loss for the respective periods.

ZIM used $27,879 of cash in its investing activities during the three-months ended August 31, 2003, as compared to $2,372 for the same period of 2002. This increase was primarily due to higher outlays for capital expenditures.

The Corporation increased its cash $247,097 from its financing activities during the three-months ended August 31, 2003 and $250,036 from its financing activities during the same quarter in 2002. For both these periods, the primary source of cash was the proceeds from the cash advance from related parties.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and the Corporation's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. As a result of some of the items noted above, and conditions which existed as of May 31, 2003, the Independent Auditors' Report for the year ended May 31, 2003 indicated that there was substantial doubt regarding our ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

OUTLOOK

External environment

The market for SMS technology continues to grow exponentially throughout the world. It is estimated that the North American market is increasing its use of SMS messages at a rate of 20% per month, while countries such as Finland send an average of 150 messages per user per month. The Corporation believes that by 2008, we will have a market penetration of approximately .2% or approximately 4 million users. For each user, it is estimated that the fee will be approximately $25 CDN or $18 US month.

Internal environment

The Corporation expects to incur further losses from commercial operations as it continues its business development of SMS applications.

ITEM 3 -  CONTROLS AND PROCEDURES

As required by the rules of the United States Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our controls or procedures or in other factors that could significantly affect our controls or procedures subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Corporation is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated pursuant to that Act.


                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

There have been no material changes in the previously reported litigation.


ITEM 2 -  CHANGES IN SECURITIES

During the first quarter of 2004, special shares held by shareholders were converted into common shares on a one for one basis. The special shares were non-voting, participating, and convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of: (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 -  OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         31.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On June 16, 2003, the Corporation filed a Form 8-K reporting its reverse merger and amalgamation. On June 30, 2003, the Corporation amended its original Form 8-K to correct the name of its independent public accountants. On August 13, 2003 the Corporation again amended the Form 8-K to provide the financial statements of the operating company, ZIM Technologies International, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation


SIGNATURE                              TITLE                          DATE


/s/ Dr. Michael Cowpland         Chairman of the Board          October 10, 2003
------------------------         Chief Executive Officer

/s/ Jennifer North               Chief Financial Officer        October 10, 2003
------------------------