Form 10QSB
period 2003-11-30
ZIM CORP
filed 2004-01-09
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                       FOR THE PERIOD ENDED: NOVEMBER 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _______ TO ______


                         COMMISSION FILE NUMBER 0-30432

                                --------------

                                 ZIM CORPORATION
             (Exact name of registrant as specified in its charter)

           CANADA
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)                         N/A


  20 COLONNADE ROAD, SUITE 200, OTTAWA, ONTARIO, CANADA            K2E 7M6
        (Address of Principal Executive Offices)                 (Zip Code)


       Registrant's Telephone Number, including Area Code: (613) 727-1397

                                --------------

              (Former name, former address and former fiscal year,
                         if changed since last report)

                                --------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|

        Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


    CLASS             OUTSTANDING AT JANUARY 9,2004
Common shares                 49,448,720

        Transitional Small Business Format (check one): Yes |_|    No |X|

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Statements of Operations (Unaudited)
for the Three and Six Months Ended November 30, 2003 and 2002................. 2

Consolidated Statement of Shareholders' Deficit (Unaudited)
for the Six Months Ended November 30, 2003.................................... 3

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended November 30, 2003 and 2002........................... 4

Consolidated Balance Sheets as at November 30, 2003 (Unaudited)
and May 31, 2003.............................................................. 5

Notes to Consolidated Financial Statements (Unaudited)........................ 6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................12

Item 3.  Controls and Procedures..............................................21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Defaults upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Consolidated Statement of Operations
Three and six months ended November 30
(Expressed in US dollars)

---------------------------------------------------------------------------------------------------------

                                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                   Three Months  Three Months    Six Months    Six Months
                                                          ended         ended         ended         ended
                                                    November 30,  November 30,  November 30,  November 30,
                                                           2003          2002          2003          2002
                                              ------------------  ------------  ------------  ------------
                                                              $             $             $             $
Revenues
                                                        348,330       426,888       828,918       800,063
                                              ------------------  ------------  ------------  ------------
Expenses
     Selling, general and administrative                662,124       624,078     1,321,272     1,139,483
     Research and development, net of
       investment tax credits                           161,341       147,258       312,383       144,860
     Amortization of property and equipment              34,707        48,099        65,632        98,048
     Amortization of customer list                        3,056         4,571         6,019        10,350
     Interest                                               287         8,111           814        21,135
     Foreign exchange loss (gain)                        14,458        (3,080)       14,223        (4,718)
     Other                                                                                           (506)
                                              ------------------  ------------  ------------  ------------
                                                        875,973       829,037     1,720,343     1,408,652
                                              ------------------  ------------  ------------  ------------
Net loss before income taxes                           (527,643)     (402,149)     (891,425)     (608,589)
Income taxes                                              6,894                      21,571
                                              ------------------  ------------  ------------  ------------
Net loss                                               (534,537)     (402,149)     (912,996)     (608,589)
                                              ==================  ============  ============  ============

Loss per share - basic and diluted (Note 8)               (0.01)        (0.01)        (0.02)        (0.02)
                                              ==================  ============  ============  ============

Weighted average number of shares outstanding        40,151,309    33,183,921    40,120,423    33,183,921
                                              =================   ============  ============  ============


The accompanying notes are an integral part of the interim consolidated financial statements.


ZIM Corporation
Consolidated Statement of Shareholders' Deficit
Six months ended November 30, 2003
(Expressed in US dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                             (unaudited)  (unaudited)   (unaudited)      (unaudited)     (unaudited)
                                                                                                        Accumulated     (unaudited)
                                          Share capital                                                       other           Total
                                             Issued and        Share   Contributed                    comprehensive   Shareholders'
                                            outstanding      Capital       surplus          Deficit            loss    (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   $             $                $                $             $
Balance as at May 31, 2003                            1            1     1,261,811      (11,376,084)          (6,854)  (10,121,126)
Effect of reverse take-over transaction      40,090,208    8,637,992                       (162,905)                     8,475,087
Shares issued through the exercise of options   147,000       40,813                                                        40,813
Comprehensive loss
    Loss for the period                                                                    (912,996)
    Cumulative translation adjustment                                                                        (2,279)
    Total comprehensive loss                                                                                              (915,275)
                                             ----------    ---------     ---------      ------------         -------    -----------
Balance as at November 30, 2003              40,237,209    8,678,806     1,261,811      (12,451,985)         (9,133)    (2,520,501)
                                             ==========    =========     =========      ============         =======    ===========


The accompanying notes are an integral part of the interim consolidated financial statements.

ZIM Corporation
Consolidated Statements of Cash Flows
Six months ended November 30
(Expressed in US dollars)

----------------------------------------------------------------------------

                                                  (Unaudited)    (Unaudited)
                                                  Six months     Six months
                                                       ended          ended
                                                 November 30,   November 30,
                                                        2003           2002
                                                ------------   -------------
                                                          $               $
OPERATING ACTIVITIES
Net loss                                           (912,996)       (608,589)
Items not involving cash:
    Amortization of property and equipment           65,632          98,048
    Amortization of customer list                     6,019          10,350
    Compensation expense                                             13,957
    Loss on property and equipment                                      326
    Changes in operating working capital           (128,895)       (135,184)
                                                ------------ ---------------
Cash flows from operating activities               (970,240)       (621,092)
                                                ------------ ---------------
INVESTING ACTIVITIES
Purchase of property and equipment                  (56,394)         (6,965)
Proceeds from disposal of property and equipment                      2,037
                                                ------------ ---------------
Cash flows from investing activities                (56,394)         (4,928)
                                                ------------ ---------------
FINANCING ACTIVITIES
Repayment of capital lease obligations              (12,696)        (24,106)
Shares issued through the exercise of options        40,813
Net proceeds from related parties                   894,000         575,720
                                                ------------ ---------------
Cash flows from financing activities                922,117         551,614
                                                ------------ ---------------

Effect of changes in exchange rates on cash          24,053          17,073
                                                ------------ ---------------
Increase (decrease) in cash and cash equivalents    (80,464)        (57,334)
Cash and cash equivalents, beginning of year        561,026         468,893
                                                ------------ ---------------
Cash and cash equivalents, end of year              480,562         411,559
                                                ============ ===============

Supplemental cash flow disclosure
    Interest paid                                       490           3,500
                                                ============ ===============



The accompanying notes are an integral part of the interim consolidated financial statements.

                                       4

ZIM Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

-------------------------------------------------------------------------------------------
                                                           (unaudited)            (audited)
                                                          November 30               May 31
                                                                 2003                 2003
                                                   -------------------   ------------------
                                                                    $                    $
ASSETS
Current assets
     Cash and cash equivalents                                480,562              561,026
     Accounts receivable                                      245,048              282,271
     Investment tax credits receivable                        249,991              138,434
     Prepaid expenses                                          28,142               23,157
                                                   -------------------   ------------------
                                                            1,003,743            1,004,888
Property and equipment                                        285,313              280,566
Customer list                                                  17,821               22,872
Goodwill                                                      493,773              468,710
                                                   -------------------   ------------------
                                                            1,800,650            1,777,036
                                                   ===================   ==================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable                                          60,588              107,143
     Accrued liabilities                                      584,697              550,695
     Deferred revenue                                         288,746              303,593
     Current portion of capital lease obligations                                   12,696
     Due to related parties (Note 6 and Note 12)            3,387,120            2,338,327
                                                   -------------------   ------------------
                                                            4,321,151            3,312,454

Shareholders' deficit                                      (2,520,501)          (1,535,418)
                                                   -------------------   ------------------
                                                            1,800,650            1,777,036
                                                   ===================   ==================


The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements of ZIM Corporation ("ZIM" or the "Corporation") and its subsidiaries have been prepared by the Corporation pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2004. This Form 10-QSB should be read in conjunction with the Form 10-QSB for the first quarter of this year as well as the Form 8-K that includes audited consolidated financial statements for the years ended May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended May 31, 2003.

On June 1, 2003, ZIM became a domestic filer with the SEC. As a result, all comparative figures have been restated to reflect US GAAP. In addition, ZIM changed its reporting currency to the US dollar. Assets and liabilities of the current and prior period have been translated into US dollars at period end exchange rates. Revenues and expenses have been translated at the weighted average exchange rates for the relevant period. Gains and losses arising from the translation of the financial statements have been included in a separate component of shareholders' deficit.


2 - BASIS OF PRESENTATION

These financial statements have been prepared on a going concern basis which assumes that the Corporation will realize the carrying value of its assets and satisfy its obligations as they become due in the normal course of operations. As at November 30, 2003, the Corporation has negative working capital of $3,317,408, has incurred a loss of $912,996 for the six months then ended and has incurred losses during the last five years. In addition, the Corporation generated negative cash flows from operations of $970,240 for the six months ended November 30, 2003 and has generated negative cash flows from operations during the last five years.

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


3 - REVERSE TAKE OVER

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

As there were no material transactions for Private Capital, PCI Merge or ZIM Corporation for the three and six months ended November 30, 2002, there is no pro forma financial information presented on these interim consolidated financial statements. Pro forma financial information would not be materially different than the comparative information presented for the three and six months ended November 30, 2002.

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

5 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts; these accounts do not bear interest. The Corporation determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer. In addition, the Corporation may establish an allowance for all the receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of the total accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on the Corporation's historical experience and management's current judgment regarding the state of the economy. The Corporation writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities recorded in functional currencies other than Canadian dollars are translated into Canadian dollars at the period end rate of exchange. Revenues and expenses are translated at the weighted average exchange rates for the period. The resulting translation are charged or credited to other comprehensive income.

Gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency are included in the earnings of the current period. The Corporation's reporting currency is US dollars and all assets and liabilities are translated into US dollars at the period end rate. Revenues and expenses are translated at the weighted average exchange rates for the period. Gains and losses arising from the translation of financial statements are defined and included in other comprehensive income in shareholders' deficiency.

AMORTIZATION

Property and equipment are recorded at cost. Amortization is calculated using the following rates and bases:

Computer equipment and software               40% declining balance
Furniture and fixtures                        20% declining balance
Office equipment                              40% declining balance
Automobile                                    20% declining balance
Leasehold improvements                        Straight-line over the lease term

The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. If impairment is determined to exist, the assets are reported at the lower of carrying value or net recoverable amount. Any impairment charges would be recorded in earnings.

6 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The amounts due to related parties represent cash advances from an officer of the Corporation who is a significant shareholder and a holding Corporation that is owned by the spouse of the significant shareholder. The amounts bear interest at 5% per annum and are due on demand. An amount of $134,287, which represents the interest on the amounts due to related parties, has been included in accrued liabilities as of November 30, 2003 and an amount of $81,731 has been included in accrued liabilities as of May 31, 2003.

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


                                                 Three      Three          Six        Six
                                                months     months       months     months
                                                 ended      ended        ended      ended
                                              November   November     November   November
                                              30, 2003   30, 2002     30, 2003   30, 2002
                                             ---------   --------   ----------   --------
                                                     $          $            $          $
Net loss, as reported                         (534,537)  (402,149)    (912,996)  (608,589)
Add: Stock-based employee compensation
     expense included in reported net
     loss, net of related tax effects
Deduct: Total stock-based employee
     compensation expense determined
     under fair vlaue based method for
     all awards, net of related tax
     effects                                 (142,212)                (283,198)
                                             --------     --------  ----------   ---------
                                             (676,749)    (402,149) (1,196,194)  (608,589)
                                             ========     ========  ==========   ========
Basic and diluted net loss per share
As reported, basic and diluted                  (0.01)       (0.01)      (0.02)     (0.02)

Pro forma, basic and diluted                    (0.02)       (0.01)      (0.03)     (0.02)


Options granted during the three and six months ended November 30, 2003, were 1,933,369 and 6,125,534, respectively. No options were granted during the three and six months ended November 30, 2002. The fair value of stock options and stock purchased under our employee stock purchase plan (ESOP) at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 115%, a risk free rate of 1.57% and dividend yield of NIL.

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

                                    November 30, 2003     November 30, 2002
                               ------------------------ ---------------------

        Stock options                 20,766,366            14,863,332
                              ======================== =====================


9 - SEGMENT REPORTING

Management has determined that the Corporation operates in one reportable segment, which involves providing enterprise software for designing, developing and manipulating database systems and applications.

The Corporation is not dependent on one major customer as a revenue source.

10 - STOCKHOLDERS' EQUITY

The Corporation issued 147,000 common shares in the three and six months ended November 30, 2003. The issuance of shares was pursuant to the exercise of stock options by employees.

11 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity in our Unaudited Consolidated Balance Sheets. The components of comprehensive loss are as follows:

                                      Three months  Three months      Six months      Six months
                                             ended         ended           ended           ended
                                       November 30,  November 30,    November 30,    November 30,
                                              2003          2002            2003            2002
                                       ------------ ------------     -----------     -----------
                                                 $             $               $               $
Net loss, as reported                     (534,537)     (402,149)       (912,996)       (608,589)
Foreign currency translation adjustment   (130,122)        1,555          (2,279)          1,555
                                          --------      --------         -------         -------
Comprehensive loss                        (664,659)     (400,594)       (915,275)       (607,034)
                                          ========      ========        ========        ========

12 - SUBSEQUENT EVENTS

On January 7, 2004, the Board of Directors of ZIM approved the conversion of all amounts due to related parties, owed to an officer of the Corporation, who is also a significant shareholder, and to a holding company that is owned by the spouse of the significant shareholder, in return for 9,211,511 common shares of the Corporation.

13 - RECENT ACCOUNTING PRONOUNCEMENTS

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

(III) FINANCIAL INTERPRETATION NO. 46

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", which requires the consolidation of and disclosures about variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supercedes the original Interpretation. Generally, the requirements were effective immediately for all VIEs in which an interest was acquired after January 31, 2003. For variable interests in special purpose entities in which an interest was acquired before February 1, 2003, the requirements are effective at the end of our fiscal 2004. Requirements for non-special purpose entities acquired before February 1, 2003, are effective at the end of the first quarter of fiscal 2005. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

INTRODUCTION

ZIM Corporation and its subsidiaries are collectively referred to as "ZIM" or the "Corporation". The following includes a discussion of the results of operations and cash flows for the three and six months ended November 30, 2003. Such discussion and comments on the liquidity and capital resources of the Corporation should be read in conjunction with the information contained in the unaudited interim consolidated financial statements and related notes of the Corporation.

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

OVERVIEW

ZIM is a developer and provider of the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs and distributors.

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

Management successfully signed the following contracts in the second quarter of 2004:

o ZIM has teamed with HP to offer small- and medium-size business customers an e-mail product that leverages text messaging using cellular phones. Under the arrangement, ZIM's mobile e-mail software, ZIM SMS Mail, will be pre-loaded on HP's D330 desktop PCs for small and medium business customers.

o Magma Communications, a leader in full-service Internet solutions to corporate, government and residential clients, and ZIM have signed a contract to launch an e-mail solution called Magma SMS Mail. This wireless e-mail service uses text messaging on cellular phones to enable users to receive, reply to and forward e-mails when they are not at the computer.

o Pitney Bowes, a provider of mail and document management solutions, selected ZIM's two-way SMS text message paging system to replace its existing pager technology for its 350 field service representatives in Canada. The new system for field service dispatch communication and information features real-time, two-way text messaging on cellular phones instead of one-way paging on traditional pagers. Trials for the system were held in the spring of 2003 with full coast-to-coast deployment recently implemented.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002

The following discussion includes information from unaudited interim consolidated statements of earnings for the three and six months ended November 30, 2003 and 2002. The information, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements, with the exception of its method of amortizing property and equipment from the straight line method to the declining balance method, for the year ended May 31, 2003, as filed with the Securities Exchange Commission and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

ZIM currently derives most of its revenue from product sales of its Zim IDE software as well as, the resulting maintenance and consulting services relating to the software. Commencing in fiscal 2004, ZIM is recognizing revenue from its SMS technology.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 2003 TO THE SIX MONTHS ENDED NOVEMBER 30, 2002

                              ----------------- ------------------ ------------
                              Six months ended   Six months ended
UNAUDITED                    November 30, 2003  November 30, 2002     Change
                              ----------------- ------------------ ------------
                                             $                  $

Software                               243,508            350,222         -30%
Maintenance                            453,586            414,833           9%
Consulting                              25,545             35,008         -27%
SMS                                    106,279                  -         100%
                              ----------------- ------------------
Total                                  828,918            800,063           4%
                              ================= ==================


Total revenues for the six months ended November 30, 2003 were $828,918 as compared to $800,063 for the same period in the prior year. The 4% increase is a combination of decreased revenues in software sales and increased revenues from ZIM's SMS applications.

Software sales have decreased for the six month period primarily due to ZIM's change in business strategy to focus on SMS applications for new business. Maintenance revenue has increased slightly as ZIM's current user base has not changed materially.

Consulting revenues have decreased by 27% in the first six months of 2004. This decrease is a reflection of the customers' fluctuating need for consulting services. As the customer relationships age, there is a reduced need for consulting services.

Revenues from SMS applications include sales of ZIM's SMS Gateway and Portal services, SMS marketing campaigns, SMS Office and SMS Mail.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

                               ----------------- ------------------ ------------
      UNAUDITED                    Three months       Three months
                                 ended November     ended November        Change
                                       30, 2003           30, 2002
                               ----------------- ------------------ ------------
                                              $                  $

      Software                           64,575            218,951         -71%
      Maintenance                       225,295            192,268          17%
      Consulting                         11,351             15,669         -28%
      SMS                                47,109                  -         100%
                               ----------------- ------------------
      Total                             348,330            426,888         -18%
                               ================= ==================


Total revenue for the three months ended November 30, 2003 was $348,330, an 18% decrease from the three months ended November 30, 2002.


The decrease is primarily a result of decreased sales of software licenses. Management anticipates future sales to be higher than the results for the second quarter of 2004.


The Corporation's maintenance revenue continues to be the most significant source of revenue. Maintenance revenues increased by 17% for the second quarter of 2004, as compared to the similar period in 2003.


Consulting revenues have decreased by $4,318 in the second quarter of 2004, as compared to the second quarter of 2003. As mentioned above, consulting is based on customer demands and there are no anticipated trends.

Revenue from ZIM's SMS applications for the three months ended November 30, 2003 was $47,109. There were no comparable revenues for SMS applications for the three months ended November 30, 2002. Management expects to see continued increases in revenues for SMS applications as new products are introduced and sales and marketing initiatives are focusing on these areas.

EXPENSES

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 2003 TO THE SIX MONTHS ENDED NOVEMBER 30, 2002

                                          -------------- ------------- ------------- -------------- -------------
      UNAUDITED                              Six months     As a % of      % change     Six months     As a % of
                                                  ended                                      ended
                                           November 30,         total    from prior   November 30,         total
                                                   2003      expenses          year           2002      expenses
                                          -------------- ------------- ------------- -------------- -------------
                                                      $                                          $
EXPENSES
      Selling, general and administrative     1,321,272           77%           16%      1,139,483           81%
      Research and development, net of
      investment tax credits                    312,383           18%          116%        144,860           10%
      Other                                      86,688            5%          -30%        124,310            9%
                                          -------------- -------------               -------------- -------------
                                              1,720,343          100%           22%      1,408,653          100%
                                          ============== =============               ============== =============




Expenses increased 22% from $1,408,653 in the first six months of 2003 to $1,720,343 in the first six months of 2004. This increase is a result of increased research and development and selling, general and administrative expenditures. In the six months ended November 30, 2003, ZIM became a public company listed on the Over The Counter Bulletin Board and introduced its primary SMS applications.

SELLING, GENERAL AND ADMINISTRATIVE

The increase in selling, general and administrative expenses for the first six months of 2004 is a result of increased activities relating to operating a public company; including increased expenses relating to filings with the SEC, corporate governance and professional fees.

As a percentage of total expenses, selling, general and administrative for the first six months of 2004 decreased slightly from 81% for the same period in 2003 to 77%.

RESEARCH AND DEVELOPMENT

Research and development increased in the first six months of 2004 as ZIM has been focusing on the development of new SMS applications that were released during the period. As a result of this focus, additional engineering and documentation staff were hired and additional expenditures were incurred.

OTHER

Included in other expenses are amortization on property and equipment and the customer list, foreign exchange gains and losses, interest expense, and other miscellaneous items. There was a 30% decrease in other expenses between the first six months of 2003 and the first six months of 2004. This decrease is a result of reduced amortization and interest expense relating to a capital lease that was paid in full during June 2003.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

                                           --------------- ------------- ------------ ----------------- -------------
                                             Three months                                 Three months
                                                    ended     As a % of     % change             ended     As a % of
                                             November 30,         total   from prior          November         total
      UNAUDITED                                      2003      expenses         year          30, 2002      expenses
                                           --------------- ------------- ------------ ----------------- -------------
                                                        $                                            $
EXPENSES
      Selling, general and administrative         662,124           76%           6%           624,078           75%
      Research and development, net of
      investment tax credits                      161,341           18%          10%           147,258           18%
      Other                                        52,508            6%         -10%            57,701            7%
                                           --------------- -------------              ----------------- -------------
                                                  875,973          100%           6%           829,037          100%
                                           =============== =============              ================= =============

Expenses increased 6% from $829,037 for the three months ended November 30, 2002 to $875,973 for the three months ended November 30, 2003. These increases are not as significant as they are shared between selling, general and administrative as well as research and development.

SELLING, GENERAL AND ADMINISTRATIVE

The increase in selling, general and administrative expenses for this quarter is a result of increased activities relating to operating a public company; including increased expenses relating to filings with the SEC, corporate governance and professional fees. Management expects this trend to be continued for the balance of the year.

As a percentage of total expenses, selling, general and administrative for the quarter is consistent with the same period ended November 30, 2002.

RESEARCH AND DEVELOPMENT

Research and development increased by 10% in the second quarter of 2004 as compared to the second quarter of 2003. This increase is a reflection of additional staff and expenditures to support development of new SMS applications.

As with selling, general and administrative expenditures, research and development expenditures have remained at a consistent level of overall expenditures between the two fiscal years.

OTHER

As with the comments relating to the six month period, other expenses include amortization on property and equipment and the customer list, foreign exchange gains and losses, interest expense, and other miscellaneous items. There was a slight dollar decrease in other expenses between the second three months of 2003 and the second three months of 2004. This decrease is a result of reduced interest expense relating to a capital lease that was paid in full during June 2003.

OTHER COMPREHENSIVE INCOME

Changes in other comprehensive income for the six months ended November 30, 2003 relate to foreign exchange translations. On June 1, 2003, ZIM became a domestic filer with the SEC. As a result, ZIM changed its reporting currency to the US dollar. Assets and liabilities of the current and prior period have been translated into US dollars at period end exchange rates. Revenues and expenses have been translated at the weighted average exchange rates for the relevant period. Gains and losses arising from the translation of the financial statements have been included in other comprehensive income.


NET LOSS

              (Unaudited)                 (Unaudited)    (Unaudited)                 (Unaudited)
             Three months     % change   Three months     Six months     % change     Six months
                    ended   from prior          ended          ended   from prior          ended
             November 30,         year   November 30,   November 30,         year   November 30,
                     2003                        2002           2003                        2002
             ------------   ----------   ------------   ------------   ----------   ------------
Net loss        (534,537)        -33%       (402,149)      (912,996)        -50%       (608,590)
             ============   ==========   ============   ============   ==========   ============


COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 2003 TO THE SIX MONTHS ENDED NOVEMBER 30, 2002

As a result of the factors described above, the net loss for the six months ended November 30, 2003 was $912,996, an increase of 50%, compared to the six months ended November 30, 2002.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

As a result of the factors described above, the net loss for the three months ended November 30, 2003 was $534,537, an increase of 33%, compared to the three months ended November 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

ZIM will need additional financing in order to fund its operating losses and other working capital requirements. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds.

Historically, ZIM has received cash advances from an officer of the Corporation who is a significant shareholder and a holding Corporation that is owned by the spouse of the significant shareholder. To date, ZIM has received $4,400,000 CDN or $3,387,120 US. For the six-month period ended November 30, 2003, ZIM received $1,200,000 CDN or $894,000 US. For the three-month period ended November 30, 2003, ZIM received $800,000 CDN or $634,207 US. The amounts bear interest at 5% per annum and are due on demand.

ZIM expects to obtain further financing through the sale of its securities to investors as well as the exercising of options from option holders. ZIM has not received any commitments from any third parties to provide additional financing.

Working capital deficit was $3,317,408 as at November 30, 2003, which is a decrease of $1,009,842 from May 31, 2003. The working capital, excluding the due to related parties portion as at November 30, 2003 was $69,712 as compared to a working capital balance of $30,761 at May 31, 2003.

Cash flows for the six months ended November 30, were as follows:

                                   ------------------------    ----------------------
                                          Six months ended          Six months ended
                                         November 30, 2003         November 30, 2002
                                   ------------------------    ----------------------
                                             (Unaudited)               (Unaudited)
                                                       $                         $

Operating activities                           (970,240)                 (621,092)
Investing activities                            (56,394)                   (4,928)
Financing activities                            922,117                   551,614

                                   ------------------------    ----------------------
Net cash (used) provided, before
translation affect                             (104,517)                  (74,406)
                                   ========================    ======================



Operating activities used cash of $970,240 and $621,092 through the six months of November 30, 2003 and November 30, 2002, respectively. The increase in cash used in operations is attributed primarily to increase in the net loss for the respective periods.

ZIM used $56,394 of cash in its investing activities during the six months ended November 30, 2003, as compared to $4,928 for the same period of 2002. This increase was primarily due to higher outlays for capital expenditures.

The Corporation increased its cash by $922,117 from its financing activities during the six months ended November 30, 2003 and $551,614 from its financing activities during the same period in 2002. For both these periods, the primary source of cash was the proceeds from the cash advance from related parties.

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

(III) FINANCIAL INTERPRETATION NO. 46

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", which requires the consolidation of and disclosures about variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supercedes the original Interpretation. Generally, the requirements were effective immediately for all VIEs in which an interest was acquired after January 31, 2003. For variable interests in special purpose entities in which an interest was acquired before February 1, 2003, the requirements are effective at the end of our fiscal 2004. Requirements for non-special purpose entities acquired before February 1, 2003, are effective at the end of the first quarter of fiscal 2005. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.


SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which requires management to make certain estimates and apply judgment that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On an ongoing basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, actual results could differ from our estimates, and such differences could be material.

Our significant accounting policies are described in note 4 of the Notes to Consolidated Financial Statements included in our Form 8-K for the fiscal year ended May 31, 2003. Effective June 1, 2003, the Corporation changed its method of amortizing property and equipment from the straight line method to the declining balance method. The Corporation's management believes this method is preferable because it provides a better matching of costs with related revenues. The adoption of the declining balance method did not have a material effect on the financial statements of the prior periods therefore they have not been restated to apply the new method retroactively. There were no other changes in our accounting policies or estimates since our fiscal year ended May 31, 2003.


OUTLOOK

EXTERNAL ENVIRONMENT

The market for SMS technology continues to grow exponentially throughout the world. It is estimated by the Cellular Telecommunications & Internet Association that the North American market is increasing its use of SMS messages at a rate of 20% per month, while countries such as Finland send an average of 150 messages per user per month. The Corporation believes that by 2008, we will have a market penetration of approximately .2% or approximately 4 million users. For each user, it is estimated that the fee will be approximately $25 CDN or $18 US month.

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

None.


ITEM 2 -  CHANGES IN SECURITIES

Not applicable.


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Corporation held an annual meeting of its shareholders on November 19, 2003, the ("Annual Meeting").

(b) The Annual Meeting involved the election of directors. The directors elected at the meeting were Michael Cowpland, Jim
    Stechyson, Donald Gibbs, Steven Houck and Charles Saikaley.

(c) Three matters were voted on at the Annual Meeting, as follows:

(i) The election of five directors to the Board of Directors for the following three years and until their successors are elected. The votes were cast for this matter as follows:

                               For         Against        Abstain
                   ---------------- --------------- --------------

Michael Cowpland        32,270,750             169            911
Jim Stechyson           32,270,750             169            911
Donald Gibbs            32,270,750             169            911
Steven Houck            32,270,750             169            911
Charles Saikaley        32,270,750             169            911

     (ii) The approval of an amendment to the Corporation's Employee Stock Option Plan in order to increase the number of shares authorized for grant thereunder from 10,800,000 to 22,200,000. The votes were cast for this matter as follows:

                               For         Against        Abstain
                   ---------------- --------------- --------------

                        32,084,199          83,950        103,681


      (iii) The ratification of the appointment of Raymond Chabot Grant Thornton General Partnership as the Corporation's independent auditors for the fiscal year ending May 31, 2004. The votes were cast for this matter as follows:

                               For         Against        Abstain
                   ---------------- --------------- --------------

                         32,170,760         100,159            911


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

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation


SIGNATURE                        TITLE                               DATE


/s/ Dr. Michael Cowpland         President                      January 9, 2004
------------------------         Chief Executive Officer


/s/ Jennifer North               Chief Financial Officer        January 9, 2004
------------------------

                                                                    EXHIBIT 31.1
                                 CERTIFICATIONS


         I, Michael Cowpland, Chief Executive Officer of ZIM Corporation, certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of ZIM
    Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 9, 2004

/s/ Michael Cowpland
Michael Cowpland
Chief Executive Officer

                                                                   EXHIBIT 31.2
                                  CERTIFICATION


         I, Jennifer North, Chief Financial Officer of ZIM Corporation, certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of ZIM
    Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  January 9, 2004

/s/ Jennifer North
Jennifer North
Chief Financial Officer

                                                                   EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of ZIM Corporation, a Canadian corporation (the "Company"), on Form 10-QSB for the periods ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Cowpland, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael Cowpland
Michael Cowpland
Chief Executive Officer
January 9, 2004

                                                                   EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of ZIM Corporation, a Canadian corporation (the "Company"), on Form 10-Q for the periods ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer North, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Jennifer North
Jennifer North
Chief Financial Officer
January 9, 2004