Form 10QSB
period 2004-02-29
ZIM CORP
filed 2004-04-08
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
          (MARK ONE)

             |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                      FOR THE PERIOD ENDED: FEBRUARY 29, 2004

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM         TO


                         COMMISSION FILE NUMBER 0-30432

                                ------------------

                                 ZIM CORPORATION
        (Exact name of small business issuer as specified in its charter)

             CANADA                                      N/A
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

  20 COLONNADE ROAD, SUITE 200, OTTAWA, ONTARIO,                   K2E 7M6
                    CANADA                                        (Zip Code)
    (Address of Principal Executive Offices)

         Issuer's Telephone Number, including Area Code: (613) 727-1397

                       ----------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)


                The Issuer's former fiscal year end was May, 31.

                             ------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

        Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 CLASS                      OUTSTANDING AT APRIL 8, 2004
--------------------------------------------------------------------------------
Common shares                                       55,181,026
--------------------------------------------------------------------------------

        Transitional Small Business Format (check one): Yes |_|    No |X|

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended February 29, 2004 and February 28, 2003...........2

Consolidated Statement of Shareholders' Deficit (Unaudited) for the
Nine Months Ended February 29, 2004...........................................3

Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended February 29, 2004 and February 28, 2003.....................4

Consolidated Balance Sheets as at February 29, 2004 (Unaudited)
and May 31, 2003..............................................................5

Notes to Consolidated Financial Statements (Unaudited)........................6

Item 2.  Management's Discussion or Plan of Operation........................15

Item 3.  Controls and Procedures.............................................27


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................27

Item 2.  Changes in Securities...............................................27

Item 3.  Defaults upon Senior Securities.....................................28

Item 4.  Submission of Matters to a Vote of Security Holders.................28

Item 5.  Other Information...................................................28

Item 6.  Exhibits and Reports on Form 8-K....................................28

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

ZIM CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
Three and nine months ended February 29
(Expressed in US dollars)


                                                          (Unaudited)        (Unaudited)
                                                                Three              Three      (Unaudited)        (Unaudited)
                                                               months             months      Nine months        Nine months
                                                                ended              ended            ended              ended
                                                         February 29,       February 28,     February 29,       February 28,
                                                                 2004               2003             2004               2003
                                                    ------------------ ----------------- ----------------- ------------------
                                                                    $                 $                 $                  $
REVENUES
                                                              762,905           361,199         1,591,823          1,161,263
                                                    ------------------ ----------------- ----------------- ------------------
EXPENSES
      Selling, general and administrative                   1,027,783           610,748         2,349,055          1,750,231
      Research and development                                201,140           153,114           513,523            436,698
      Amortization of property and equipment                   35,962            45,214           101,594            143,262
      Amortization of intangibles                              30,510             4,684            36,529             15,035
      Foreign exchange loss (gain)                            (9,370)            25,364             4,853             20,646
                                                    ------------------ ----------------- ----------------- ------------------
                                                            1,286,025           839,124         3,005,554          2,365,872
                                                    ------------------ ----------------- ----------------- ------------------
Net loss from operations                                    (523,120)         (477,925)       (1,413,731)        (1,204,610)
Interest                                                        1,992            19,156             2,806             40,291
Other income                                                                      (495)                              (1,001)
                                                    ------------------ ----------------- ----------------- ------------------
Net loss before income taxes                                (525,112)         (496,586)       (1,416,537)        (1,243,900)
Income taxes                                                (221,561)          (48,038)         (199,990)          (186,763)
                                                    ------------------ ----------------- ----------------- ------------------
Net loss                                                    (303,551)         (448,548)       (1,216,547)        (1,057,137)
                                                    ================== ================= ================= ==================

Loss per share - basic and diluted (Note 9)                    (0.01)            (0.01)            (0.03)             (0.03)
                                                    ================== ================= ================= ==================

Weighted average number of shares outstanding              47,073,209        33,183,921        42,412,978         33,183,921
                                                    ================== ================= ================= ==================


The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine months ended February 29, 2004
(Expressed in US dollars)



                                (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)         (Unaudited)         (Unaudited)
                                                                                                    Accumulated
                              Share capital                                                               other              Total
                                 Issued and           Share     Contributed                       comprehensive      Shareholders'
                                outstanding         Capital         surplus      Deficit                   loss             Equity
                              -----------------------------------------------------------------------------------------------------
                                                          $               $                $                  $                  $



BALANCE AS AT MAY 31, 2003                1               1       1,261,811      (11,376,084)            (6,854)       (10,121,126)

Effect of reverse take-over
transaction                      40,090,208       8,637,992                         (162,905)                            8,475,087

Shares issued through the
exercise of options                 719,300         347,258                                                                347,258

Shares issued upon conversion
of debt (Note 7 and 10)           9,211,511       3,960,950                                                              3,960,950

Shares issued in private
placement (Note 10)               1,151,006         863,255                                                                863,255

Shares issued upon acquisition
(Note 6 and 10)                   4,000,000       3,280,000                                                              3,280,000

Comprehensive loss
    Loss for the period                                                           (1,216,547)
    Cumulative translation
    adjustment                                                                                         (162,922)
    Total comprehensive
    loss                                                                                                                (1,379,468)

                              -----------------------------------------------------------------------------------------------------
BALANCE AS AT
FEBRUARY 29, 2004                55,172,026      17,089,456       1,261,811      (12,755,536)          (169,776)         5,425,956
                              ======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION
Nine months ended February 29
(Expressed in US dollars)


                                                                        (Unaudited)              (Unaudited)
                                                                        Nine months              Nine months
                                                                              ended                    ended
                                                                       February 29,             February 28,
                                                                               2004                     2003
                                                                 -------------------     -------------------
                                                                                  $                       $
OPERATING ACTIVITIES
Net loss                                                                (1,216,547)             (1,057,137)
Items not involving cash:
      Amortization of property and equipment                                101,594                 143,262
      Amortization of customer list                                          36,529                  15,035
      Stock based compensation expense                                                               13,957
      Loss on property and equipment                                                                    326
      Changes in operating working capital                                (431,990)                  44,765
                                                                 -------------------     -------------------
Cash flows used in operating activities                                 (1,510,414)               (839,792)
                                                                 -------------------     -------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                         (79,646)                (19,576)
Business acquisitions                                                     (320,028)
Proceeds from disposal of property and equipment                                                      2,037
                                                                 -------------------     -------------------
Cash flows used in investing activities                                   (399,674)                (17,539)
                                                                 -------------------     -------------------
FINANCING ACTIVITIES
Repayment of capital lease obligations                                     (12,696)                (28,637)
Shares issued through the exercise of options                               347,258                   5,421
Shares and warrants issued through a private placement                      863,255
Net proceeds from related parties                                         1,268,030                 835,960
                                                                 -------------------     -------------------
Cash flows from financing activities                                      2,465,847                 812,744
                                                                 -------------------     -------------------

Effect of changes in exchange rates on cash                                (16,613)                  48,850
                                                                 -------------------     -------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                       539,146                   4,263
Cash and cash equivalents, beginning of period                              561,026                 468,893
                                                                 -------------------     -------------------
Cash and cash equivalents, end of period                                  1,100,172                 473,156
                                                                 ===================     ===================

Supplemental cash flow disclosure
      Interest paid                                                             943                   4,093
                                                                 ===================     ===================


The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)


                                                                  (Unaudited)             (Audited)
                                                                 February  29               May  31
                                                                         2004                  2003
                                                            ------------------     -----------------
                                                                            $                     $
ASSETS
Current assets
      Cash and cash equivalents                                     1,100,172               561,026
      Accounts receivable, net                                      1,248,675               282,271
      Investment tax credits receivable                               235,825               138,434
      Prepaid expenses                                                 25,676                23,157
                                                            ------------------     -----------------
                                                                    2,610,348             1,004,888
Property and equipment, net                                           612,295               280,566
Intangible assets, net                                              1,461,319                22,872
Goodwill                                                            2,353,918               468,710
                                                            ------------------     -----------------
                                                                    7,037,880             1,777,036
                                                            ==================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                638,174               107,143
      Accrued liabilities                                             560,150               550,695
      Deferred revenue                                                413,599               303,593
      Current portion of capital lease obligations                                           12,696
      Due to related parties (Note 7 and Note 10)                                         2,338,327
                                                            ------------------     -----------------
                                                                    1,611,924             3,312,454

Shareholders' equity (deficit)                                      5,425,956           (1,535,418)
                                                            ------------------     -----------------
                                                                    7,037,880             1,777,036
                                                            ==================     =================


The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements of ZIM Corporation ("ZIM" or the "Corporation") and its subsidiaries have been prepared by the Corporation pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. This Form 10-QSB should be read in conjunction with the Form 10-QSB for the first and second quarter of this year as well as the Form 8-K that includes audited consolidated financial statements for the years ended May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended May 31, 2003.

On June 1, 2003, ZIM became a domestic filer with the SEC. As a result, all comparative figures have been restated to reflect US GAAP. In addition, ZIM changed its reporting currency to the US dollar. Assets and liabilities of the current and prior period have been translated into US dollars at period end exchange rates. Revenues and expenses have been translated at the weighted average exchange rates for the relevant period. Gains and losses arising from the translation of the financial statements have been included in a separate component of shareholders' equity.

On January 7, 2004, ZIM changed its fiscal year end from May 31 to March 31. As a result, the Corporation will file a Form 10-KSB to cover the transitional period, ending March 31, 2004. The results of operations for interim periods are not necessarily indicative of the results to be expected for the 10 month period ending March 31, 2004.

2 - BASIS OF PRESENTATION

These financial statements have been prepared on a going concern basis which assumes that the Corporation will realize the carrying value of its assets and satisfy its obligations as they become due in the normal course of operations. As at February 29, 2004 the Corporation has incurred a loss of $1,216,547 for the nine months then ended and has incurred losses during each of the last five years. In addition, the Corporation generated negative cash flows from operations of $1,510,414) for the nine months ended February 29, 2004 and has generated negative cash flows from operations during each of the last five years.

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

As there were no material transactions for Private Capital, PCI Merge or ZIM Corporation for the three and nine months ended February 28, 2003, there is no pro forma financial information presented on these interim consolidated financial statements. Pro forma financial information would not be materially different than the comparative information presented for the three and nine months ended February 28, 2003.

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

6 -  BUSINESS ACQUISITIONS

Effective February 10, 2004, ZIM acquired all of the issued and outstanding common stock of EPL Communications Limited and E-Promotions (together referred to as EPL). EPL is a provider of wireless messaging solutions and is part of ZIM's international growth strategy. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $3,606,247 included cash of $250,000, acquisition costs of $76,247 and $3,280,000 in common shares. 4,000,000 common shares were issued, of which 400,000 will be held in escrow. These shares were valued at $0.82 based on the market price on February 10, 2004.

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

                                                    $
                                          ------------

Assets acquired:
Cash                                            6,219
Accounts receivable                           501,222
Software and equipment                        361,406
Goodwill                                    1,881,355
Intangibles                                 1,480,000
                                          ------------
                                            4,230,202



Current liabilities assumed                   623,955
                                          ------------
Total purchase price                        3,606,247
                                          ------------

SUPPLEMENTAL PRO FORMA INFORMATION

Had the acquisition of EPL occurred on June 1, 2003 the pro forma combined revenue and net loss of the Corporation at February 29, 2004 would have been as follows:


                                                        Three               Three              Nine               Nine
                                                       months              months            months             months
                                                        ended               ended             ended              ended
                                                 February 29,        February 29,      February 29,       February 29,
                                                         2004                2004              2004               2004
                                          -----------------------------------------------------------------------------
                                                            $                   $                 $                  $

Revenue                                             1,185,357           1,359,153         2,725,444          2,725,896
                                          =============================================================================

Net loss                                            (363,556)           (628,675)       (1,356,156)        (1,431,658)
                                          =============================================================================

Basic net loss per share                              (0.007)             (0.017)           (0.029)            (0.039)
                                          =============================================================================
Diluted net loss per share                            (0.007)             (0.017)           (0.029)            (0.039)
                                          =============================================================================



7 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The amounts due to related parties at May 31, 2003, represented cash advances from an officer of the Corporation who is a significant shareholder and a holding corporation that is owned by the spouse of the significant shareholder. The amounts had an interest rate of 5% per annum and were due on demand.

On January 7, 2004, the Board of Directors of ZIM approved the conversion of $3,960,950 due to related parties, at a market price of $0.43, in return for 9,211,511 common shares of the Corporation.

8 - STOCK OPTIONS AND WARRANTS

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

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires entities to recognize an expense based on the fair value of the related awards. We are not required, and we currently do not intend to transition to use a fair value method of accounting for stock-based employee compensation. The following table illustrates the effect on net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                    Three           Three           Nine            Nine
                                                   months          months         months          months
                                                    ended           ended          ended           ended
                                             February 29,    February 29,   February 29,    February 29,
                                                     2004            2004           2004            2004
                                             ------------    ------------   ------------    ------------
                                                       $               $              $               $

Net loss, as reported                          (303,551)       (448,548)    (1,216,547)     (1,057,137)

Stock-based employee
compensation expense
determined under fair value
based method for all awards, net
of related tax effects                         (231,978)                      (505,930)
                                             ------------    ------------   ------------    ------------

Pro forma net loss                             (535,528)       (448,548)    (1,722,477)     (1,057,137)
                                             ============    ============   ============    ============

Basic and diluted net loss per
share:

As reported, basic and diluted                    (0.01)          (0.01)         (0.03)          (0.03)
                                             ============    ============   ============    ============

Pro forma, basic and diluted                      (0.01)          (0.01)         (0.04)          (0.03)
                                             ============    ============   ============    ============



Options granted during the three and nine months ended February 29, 2004, were 1,135,005 and 7,260,539, respectively. No options were granted during the three and nine months ended February 28, 2003. The fair value of stock options and stock purchased under our employee stock purchase plan (ESOP) at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 80%, a risk free rate of 1.54% and dividend yield of NIL.

Warrants issued to investors in private placements have been valued using the fair value of the equity instrument issued, as this was more readily determinable. As these warrants were issued as a cost associated with raising capital through the private placements, no entry was recorded to additional paid-in capital.

9 - LOSS PER SHARE

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:
                                        February 29, 2004     February 28, 2003
                                  ----------------------------------------------

        Stock options                           2,100,000            14,800,000
                                  ======================== =====================


10 - STOCKHOLDERS' EQUITY

The Corporation issued 572,300 common shares in the three months ended February 29, 2004 and 719,300 for the nine months ended February 29, 2004. The issuance of shares was pursuant to the exercise of stock options by employees.

On January 7, 2004, the Board of Directors of ZIM approved the conversion of all amounts due to related parties, in return for 9,211,511 common shares of the Corporation.

On January 30, 2004, the Corporation completed a non-brokered private placement of 1,151,006 units at $0.75 per unit, for total gross proceeds of $863,255. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to July 30, 2004.

In connection with the acquisition of EPL, the Corporation issued 4,000,000 common shares to the shareholders of EPL.

11 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity in our Unaudited Consolidated Balance Sheets. The components of comprehensive loss are as follows:


                                            Three          Three        Nine         Nine
                                            months         months       months       months
                                            ended          ended        ended        ended
                                            February       February     February     February
                                            29, 2004       28, 2004     29, 2004     29, 2004

                                                     $             $              $            $

Net loss, as reported                        (303,551)     (448,548)    (1,216,547)  (1,057,137)

Foreign currency translation adjustment      (160,643)         3,572      (162,922)        5,127
                                            -----------    ---------- -------------- ------------

Comprehensive loss                           (464,193)     (444,976)    (1,379,468)  (1,052,010)
                                            ===========    ========== ============== ============


12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

ZIM Corporation and its subsidiaries are collectively referred to as "ZIM" or the "Corporation". The following includes a discussion of the results of operations and cash flows for the three and nine months ended February 29, 2004. Such discussion and comments on the liquidity and capital resources of the Corporation should be read in conjunction with the information contained in the unaudited interim consolidated financial statements and related notes of the Corporation.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that are based on current expectations, estimates and projections about the Corporation and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Corporation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of new software products, the Corporation's need for significant additional funding, the uncertain market acceptance of the Corporation's products, the uncertainties inherent in managing the integration of the Corporation's acquired businesses, and rapid developments in technology, including developments by competitors. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


EXECUTIVE SUMMARY

Beginning in 2001, the Corporation expanded its business strategy to include the design and development of a line of mobile data software products based on SMS (Short Messaging Service) technology. Commencing in this fiscal period, revenues from these SMS applications have become a significant contributor to the Corporation's total revenues. Management expects that revenues from SMS applications will become the dominant contributor for the up-coming fiscal year, beginning on April 1, 2004.

The revenue sources from SMS applications are a result of the completion of a suite of SMS products by ZIM as well as the recently acquired UK-based company, EPL Communications. For the 19 day period, during this fiscal quarter, that EPL operated while owned by ZIM, revenues were approximately $198,000. Management expects to see revenues continue at this level during the fiscal year beginning on April 1, 2004.

In addition to the increased sales of SMS applications, the sales of Zim IDE Software increased during this quarter primarily as a result of increased attention to sales opportunities. Management does not expect to see continued significant growth in this area.


OVERVIEW

Historically ZIM has been known as a developer and provider of the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs and distributors.

Beginning in 2001, the Corporation expanded its business strategy to include the design and development of a line of mobile data software products. ZIM designs these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The use of SMS has already experienced a significant increase throughout Europe and Asia and the market is now expanding in North America.

On February 10, 2004, ZIM purchased UK-based SMS firms EPL Communications Limited and E-Promotions (together referred to as EPL) in a combined share and cash deal worth approximately US$ 3.5 million. The acquisition allows ZIM to expand into the global SMS market for premium, bulk, location based and interactive two-way SMS delivery. ZIM completed the transaction as of February 10, 2004.

Founded in 1999, EPL is an SMS provider in the UK with customers such as the BBC and EMI Music. EPL's partners include four of the world's largest SMS network operators; Vodafone, Orange, O2, and T-Mobile. The main products of EPL include Premium SMS delivery with direct mobile telephone bill charges, a Location Gateway for Location Based Services (LBS) including traffic and weather, a high performance global inbound SMS solution called Virtual Mobile that involves two-way SMS interaction of applications and services and a Bulk SMS service for SMS campaigns that delivers to a network of some 250 mobile operators worldwide.

In addition, we announced the following in the third quarter of 2004:

     o StarHub, an info-communications provider based in Singapore, launched StarHub SMSOffice (Standard Edition), a wireless e-mail tool developed by ZIM. This mobile office solution will use SMS text messaging to provide the functionality of advanced wireless handheld devices on any SMS-enabled mobile phone.

     o Radius-ED, a Malaysia-based SMS gateway and solutions provider in the Asia-Pacific region, signed an agreement for distribution of our mobile office products featuring two-way SMS text messaging in the Asia-Pacific region. The products, including ZIM SMS Office and ZIM SMS Mail, offer wireless e-mail, providing the functionality of advanced wireless handheld devices on any mobile phone.

     o Rogers AT&T Wireless, a Canadian telecommunications company, launched a new mobile chat application developed by ZIM that enables real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging.

     o Telcel, a Mexico-based company, selected three of our wireless products. Telcel is a wholly-owned subsidiary of America Movil. The products, to be called Telcel SMS Office (Standard and Enterprise) and Telcel SMS Mail, will offer wireless e-mail to Telcel's customers.

     o Beijing Dowstrong Ltd., a Chinese mobile value-added service company, signed an agreement for distribution of ZIM's mobile office products. Commitments for customer pilots have already been secured in three regions of China for the first quarter of fiscal 2005.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003

The following discussion includes information from unaudited interim consolidated statements of earnings for the three and nine months ended February 29, 2004 and February 28, 2003. The information, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements, with the exception of the method of amortizing property and equipment from the straight line method to the declining balance method, for the year ended May 31, 2003, as filed with the Securities Exchange Commission and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

ZIM currently derives a significant portion of its revenue from product sales of its Zim IDE software as well as, the resulting maintenance and consulting services relating to the software. Commencing in fiscal 2004, ZIM began to recognize revenue from its SMS technology. In the third quarter of fiscal 2004 ZIM has included revenues of approximately $198,000 relating to operations in EPL.

COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 29, 2004 TO THE NINE MONTHS ENDED FEBRUARY 28, 2003

                                  (Unaudited)     (Unaudited)
                                  Nine months     Nine months
                                        ended           ended       Change
                                 February 29,    February 28,
                                         2004            2003
                                 -------------   -------------    -----------
                                            $               $


Software                              551,010         514,222           7%
Maintenance                           675,976         607,829          11%
Consulting                             30,196          39,213         -23%
SMS                                   334,090
                                 -------------   -------------
                                    1,591,272       1,161,263          37%
                                 -------------   -------------

Overall increase                      430,009
SMS as a percentage of increase           78%


Total revenues for the nine months ended February 29, 2004 were $1,591,272, representing an increase of 37% from the same period in the prior year. Of this increase, 78% is attributable to revenues in SMS applications. In addition, there were slight increases in software sales and maintenance revenue. Management expects revenues to continue to grow significantly in the SMS market. Management also expects constant revenue streams from software sales and maintenance revenue.

Software sales have increased for the nine months ended February 29, 2004, as compared to the nine months ended February 28, 2003, primarily as a result of increased attention to sales opportunities for the Zim IDE software. Management does not expect to see continued significant growth in this area.

As a result of the new software sales, maintenance revenue has also increased. Management anticipates the maintenance revenue will fluctuate consistently with software sales.

Consulting revenues have decreased 23% in this fiscal period, relative to the same period last year. This decrease is a reflection of the customers' fluctuating need for consulting services. As the customer relationships age, there is a reduced need for consulting services.

Revenues from SMS applications include sales of ZIM's SMS Gateway and Portal services, SMS marketing campaigns, SMS Office and SMS Mail. In addition, in the third quarter of this fiscal year, we have recognized approximately $198,000 in revenue from EPL since the date of acquisition, February 10, 2004.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2004 TO THE THREE MONTHS ENDED FEBRUARY 28, 2003


                                  (Unaudited)     (Unaudited)
                                  Nine months     Nine months
                                        ended           ended       Change
                                 February 29,    February 28,
                                         2004            2003
                                 ------------   -------------    -----------
                                            $               $


Software                              307,501         163,999         88%
Maintenance                           222,391         192,995         15%
Consulting                              4,651           4,205         11%
SMS                                   227,811
                                -------------    ------------
                                      762,354         361,199        111%
                                -------------    ------------

Overall increase                      401,155
SMS as a percentage
of increase                               57%



Total revenue for the three months ended February 29, 2004 was $762,354, an increase of 111% from the same period in the prior year. Of this increase, 57% relates to SMS revenues which did not exist in the prior year with the balance being primarily in software sales.


As mentioned in the analysis of the nine month period, management of ZIM made a commitment to focus on sales opportunities for the Zim IDE software. In the third quarter of fiscal 2004, we were able to secure two significant contracts with departments in the Brazilian government. These contracts generated approximately $164,000 in recognized revenue in the third quarter.


Maintenance revenues increased 15% for the third quarter of 2004, relative to the third quarter of 2003. This increase is consistent with the second quarter increase of 17%. The increase is a result of the increase in software sales and the resulting user base.


Consulting revenues increased slightly in the third quarter of 2004, as compared to the third quarter of 2003. Although ZIM does offer consulting services, it is not a focus of the Corporation's current strategy and it is entirely based on customer demands. Management does not expect to see significant revenues from consulting.


Revenue from ZIM's SMS applications for the three months ended February 29, 2004 was $227,811 as compared to Nil for the same period in the prior year. This is also a substantial increase from SMS revenues of $47,109 in the second quarter of fiscal 2004. As mentioned above, ZIM has included approximately $198,000 in revenue from EPL activities for the period February 10, the date of acquisition, to February 29, 2004. Other SMS revenues decreased slightly in the third quarter of fiscal 2004, relative to the second quarter of 2004. This decrease is a result of the timing of the contracts for various applications of ZIM's software.

EXPENSES

COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 29, 2004 TO THE NINE MONTHS ENDED FEBRUARY 28, 2003



                                         (Unaudited)                       %      (Unaudited)
                                         Nine months      As a %      change      Nine months        As a %
                                               ended    of total        from            ended      of total
                                        February 29,    expenses       prior      Febuary 28,      expenses
                                                2004                   years             2003
                                        ---------------------------------------------------------------------
                                                   $                                        $
EXPENSES
      Selling, general and
      administrative                       2,349,055          78%         34%       1,750,231           73%
      Research and development               513,523          17%         18%         436,698           18%
      Other                                  145,782           5%        -33%         218,233            9%
                                       --------------                          ---------------
                                           3,008,360                      25%       2,405,163
                                       ==============                          ===============

INCOME TAXES                               (199,990)                       7%        (186,763)
                                       ==============                          ===============



Expenses increased 25% from $2,405,163 to $3,008,360 in the first nine months of fiscal 2004, as compared to the same period in the prior year. This increase is similar to the 22% increase recorded after the first six months of fiscal 2004.

This increase is a result of increased expenditures in both research and development and selling, general and administrative expenditures.

SELLING, GENERAL AND ADMINISTRATIVE

The 34% increase in selling, general and administrative expenses for the first nine months of 2004 is a result of increased activities relating to operating a public company; including increased expenses relating to filings with the SEC, corporate governance and professional fees.

RESEARCH AND DEVELOPMENT

Research and development increased in the first nine months of 2004 as ZIM has been focusing on the development of new SMS applications that were released during the period. As a result of this focus, additional engineering and documentation staff were hired and additional expenditures were incurred.

OTHER

Included in other expenses are amortization on property and equipment and the customer list, foreign exchange gains and losses, interest expense, and other miscellaneous items. There was a 33% decrease in other expenses between the first nine months of fiscal 2003 and the first nine months of fiscal 2004. This decrease is a result of reduced interest expense relating to a capital lease that was paid in full during June 2003. In addition, debt held by the CEO, that was earning interest at 5% per annum was converted into equity on January 7, 2004. This conversion further reduced interest expense.

Commencing in the third quarter of fiscal 2004, ZIM will be amortizing the intangible assets purchased in the acquisition of EPL. Included in other expenses for the periods ended February 29, 2004 is approximately $27,000 relating to this amortization.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well investment tax credits (ITC) on research and development expenditures in Canada. The ITC's for the nine months ended February 29, 2004 were approximately $235,000. Included in this amount is approximately $55,000 received in fiscal 2004 relating to expenditures in fiscal 2003.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2004 TO THE THREE MONTHS ENDED FEBRUARY 28, 2003


                                         (Unaudited)                              (Unaudited)
                                               Three                       %            Three
                                              months      As a %      change           months        As a %
                                               ended    of total        from            ended      of total
                                        February 29,    expenses       prior      Febuary 28,      expenses
                                                2003                   years             2003
                                         ------------------------------------------------------------------
                                                   $                                        $
EXPENSES
      Selling, general and
      administrative                       1,027,783         80%         68%          610,748         71%
      Research and development               201,140         16%         31%          153,114         18%
      Other                                   59,094          5%        -37%           93,923         11%
                                        -------------                           --------------
                                           1,288,017                     50%          857,785
                                        =============                           ==============

INCOME TAXES                               (221,561)                    361%          (48,038)
                                        =============                           ==============




Expenses increased 50% from $857,785 for the three months ended February 28, 2003 to $1,288,017 for the three months ended February 29, 2004.

SELLING, GENERAL AND ADMINISTRATIVE

As mentioned above, the increase in selling, general and administrative expenses for this quarter is a result of increased activities relating to operating a public company. In addition, in the third quarter of fiscal 2004, management commenced an acquisition growth strategy that has resulted in increased financial, legal and other miscellaneous administrative costs. Management expects this trend to be continued for the balance of the year.

RESEARCH AND DEVELOPMENT

Research and development increased by 31% in the third quarter of 2004 as compared to the third quarter of fiscal 2003. This increase is a reflection of additional staff and expenditures to support development of new SMS applications in new countries.

OTHER

As with the comments relating to the nine month period, other expenses include amortization on property and equipment and the intangible assets, foreign exchange gains and losses, interest expense, and other miscellaneous items. There was a decrease in other expenses between the third quarter of fiscal 2003 and the third quarter of fiscal 2004. This decrease is a result of reduced interest expense relating to a capital lease that was paid in full during June 2003 and the conversion of the debt held by the CEO into equity on January 7, 2004.

INCOME TAXES

As mentioned above, included in income taxes are taxes paid on revenues earned in Brazil as well investment tax credits (ITC) on research and development expenditures in Canada. The ITC's for the three months ended February 29, 2004 were approximately $235,000. Included in this amount is approximately $55,000 received in fiscal 2004 relating to expenditures in fiscal 2003. These ITCs, although recognized in the income tax line for the third quarter of 2004, relate to expenses incurred over the entire nine months. Prior quarters reflected the ITCs as netted against research and development expenses.

OTHER COMPREHENSIVE INCOME

Changes in other comprehensive income for the nine months ended February 29, 2004 relate to foreign exchange translations. On June 1, 2003, ZIM became a domestic filer with the SEC. As a result, ZIM changed its reporting currency to the US dollar. Assets and liabilities of the current and prior period have been translated into US dollars at period end exchange rates. Revenues and expenses have been translated at the weighted average exchange rates for the relevant period. Gains and losses arising from the translation of the financial statements have been included in other comprehensive income.

NET LOSS

                 (Unaudited)          (Unaudited)                              (Unaudited)
                      Three         %       Three     (Unaudited)          %          Nine
                     months    change      months     Nine months     change        months
                      ended      from       ended           ended       from         ended
                   February     prior    February    February 29,      prior      February
                   29, 2004     years    28, 2003            2004      years      28, 2003
                -----------           -----------    ------------              -----------
                          $                     $               $                        $

                -----------           -----------    -------------             ------------
Net loss           (303,551)     -32%    (448,548)     (1,216,547)        15%    (1,057,137)
                ===========           ===========    =============             ============



COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 29, 2004 TO THE NINE MONTHS ENDED FEBRUARY 28, 2003

As a result of the factors described above, the net loss for the nine months ended February 29, 2004 was $1,216,547, an increase of 15%, compared to the nine months ended February 28, 2003.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2004 TO THE THREE MONTHS ENDED FEBRUARY 28, 2004

As a result of the factors described above, the net loss for the three months ended February 29, 2004 was $303,551, a decrease of 32%, compared to the three months ended February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004, ZIM had cash and cash equivalents of $1,100,072 and working capital was $1,000,801, which is an increase of $3,308,367 from May 31, 2003. This increase is a result of the conversion of the debt to related parties to equity and the above equity transactions. Management expects this cash to fund operations for the next six months.

Cash flows for the nine months ended February 29, 2004 and February 28, 2003, were as follows:


                                                             (Unaudited)      (Unaudited)
                                                             Nine months     Nine  months
                                                                   ended            ended
                                                            February 29,     February 28,
                                                                    2004             2003
                                                          ---------------      -----------
                                                                       $                $
Cash flows used in operating activities                      (1,510,414)        (839,792)
Cash flows used in investing activities                        (399,674)         (17,539)
Cash flows used in financing activities                        2,465,847          812,744

                                                          ---------------      -----------
Net cash (used) provided, before translation affect              555,759          (44,587)
                                                          ===============      ===========



ZIM used cash from operating activities of $1,510,414 and $839,792 through the nine months of February 29, 2004 and February 28, 2003, respectively. The increase in cash used in operations is attributed primarily to increase in the net loss for the respective periods.

ZIM used $399,674 of cash in its investing activities during the nine months ended February 29, 2004, as compared to $17,539 for the same period in the previous year. Of this amount in 2004, $320,028 related to the purchase of EPL. The balance was used in the purchase of fixed assets.

The Corporation increased its cash by $2,465,847 from its various financing activities in the first nine months of the 2004 fiscal year, as compared to $812,744 in the prior year.

ZIM will need additional financing in order to fund its operating losses and other working capital requirements. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds.

Historically, ZIM has received cash advances from the CEO of the Corporation who is a significant shareholder and a holding Corporation that is owned by the spouse of the significant shareholder. To date, ZIM has received approximately $3.9 million from Dr. Cowpland and the related holding company. For the nine-month period ended February 29, 2004, ZIM received $1.29 million. For the three-month period ended February 29, 2004, ZIM received approximately $375,000. On January 7, 2004, the Board of Directors of ZIM approved the conversion of $3,960,950 debt owed to related parties, at a market price of $0.43, in return for 9,211,511 common shares of the Corporation.

Other sources of cash during the nine months ended February 29, 2004 was the issuance of shares, pursuant to the exercise of stock options by employees. We issued 572,300 common shares in the three months ended February 29, 2004 and 719,300 for the nine months ended February 29, 2004. Also, on January 30, 2004, the Corporation completed a non-brokered private placement of 1,151,006 units at $0.75 per unit, for total gross proceeds of $863,255. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to July 30, 2004 at an exercise price of $.75.

ZIM expects to obtain further financing through the sale of its securities to investors as well as the exercising of options from option holders and warrants. However, ZIM has not received any commitments from any third parties to provide additional financing.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

OUTLOOK

EXTERNAL ENVIRONMENT

The market for SMS technology continues to grow exponentially throughout the world. It is estimated by the Cellular Telecommunications & Internet Association that the North American market is increasing its use of SMS messages at a rate of 20% per month, while countries such as Finland send an average of 150 messages per user per month. The Corporation believes that by 2008, we will have a market penetration of approximately .2% or approximately 4 million users. For each user, it is estimated that the fee will be approximately $18 per month.

INTERNAL ENVIRONMENT

The Corporation expects to incur further losses from commercial operations as it continues its business development of SMS applications.

ITEM 3 - CONTROLS AND PROCEDURES

As required by the rules of the United States Securities and Exchange Commission ("SEC"), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our controls or procedures or in other factors that could significantly affect our controls or procedures subsequent to the date of their evaluation.

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


                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 -  CHANGES IN SECURITIES

The following sets forth certain information regarding sales of and other transactions with respect to, our securities issued during the three months ended February 29, 2004:

On January 7, 2004, the Corporation issued 9,211,511 common shares in a private placement to its President and majority shareholder Dr. Michael Cowpland and a holding company that is owned by Dr. Cowpland's wife, upon the conversion of approximately $3.8 million of debt held by Dr. Cowpland and the holding company based on the closing price of the Corporation's shares on the Over-the-Counter Bulletin Board on January 6, 2004.

On January 30, 2004, the Corporation issued 1,150,006 units in a non-brokered private placement at $.75 per unit. Each unit consists of one common share and one warrant to purchase an additional common share at $.75 per share through July 30, 2004. The units were issued to unaffiliated persons, except that James Stechyson, a member of the Corporation's board of directors, purchased 50,000 of the units.

On February 10, 2004, the Corporation issued 4,000,000 common shares to unaffiliated persons as partial consideration for all of the ordinary shares of EPL Communications Ltd. and E-Promotions Ltd.

All of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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

(b) Reports on Form 8-K

              The Corporation filed a Current Report on Form 8-K on January 9, 2004 to report that it changed its fiscal year end from May 31 to March 31, and to report that it issued a press release announcing the conversion of approximately US $3.8 million in debt held by the Corporation's CEO and President into common shares of the Corporation.

              The Corporation filed a Current Report on Form 8-K on February 18, 2004 to report its acquisition of all of the ordinary shares of both EPL Communications Limited, a company incorporated pursuant to the Companies Act 1985 (United Kingdom) and E-Promotions Limited, a company incorporated pursuant to the Companies Act 1985 (United Kingdom).


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation
----------------

Registrant


SIGNATURE                        TITLE                                  DATE


/s/ Dr. Michael Cowpland       President and                       April 8, 2004
------------------------
Michael Cowpland               Chief Executive Officer

/s/ Jennifer North             Chief Financial Officer             April 8, 2004
------------------
Jennifer North