Form 10KSB
period 2004-03-31
ZIM CORP
filed 2004-06-18
CIK 1124160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED _______________

                                       OR

           X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM JUNE 1, 2003 TO MARCH 31, 2004

                         COMMISSION FILE NUMBER: 0-30432

                                 ZIM CORPORATION
             (Exact name of Registrant as specified in our charter)

             CANADA                                       N/A
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

20 COLONNADE ROAD, SUITE 200, OTTAWA, ONTARIO, CANADA              K2E 7M6
      (Address of Principal Executive Offices)                   (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (613) 727-1397

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                   NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                   ON WHICH REGISTERED
          ---------------------------          ------------------------------
          Common shares, no par value         Over the Counter Bulletin Board

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The registrant's revenues for our most recent fiscal year are $2,107,099.

Aggregate market value of voting stock held by non-affiliates: $10,210,918 based on 26,870,836 shares at June 8, 2004 held by non-affiliates and the closing price on the Over the Counter Bulletin Board on that date which was $0.38.

The number of common shares of the registrant outstanding as of June 8, 2004 is 55,266,004

                                TABLE OF CONTENTS
PART I

Item 1. Business........................................................... 4
Item 2. Properties.........................................................10
Item 3. Legal Proceedings..................................................10
Item 4. Submission of Matters to a vote of Security Holders................10

Part II

Item 5. Market for Common Equity and Related Shareholder
        Matters and Small Business Issuer Purchases of Equity Securities...10
Item 6. Management's Discussion and Analysis or Plan of Operation..........12
Item 7. Financial Statements...............................................20
Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................48
Item 8A. Controls and Procedures...........................................48

Part III

Item 9.  Directors and Executive Officers..................................49
Item 10. Executive Compensation............................................52
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters........................55
Item 12. Certain Relationships and Related Transactions....................56

Part IV

Item 13. Exhibits and Reports on Form 8-K..................................57
Item 14. Principal Accountant Fees and Services............................57

SIGNATURES.................................................................58

INDEX TO EXHIBITS..........................................................59

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements.

All forward-looking statements are inherently subject to risks and uncertainties and actual results may differ materially from the results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Report. All forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

ZIM Corporation ("ZIM") is a leading designer and developer of consumer and enterprise applications for the global SMS (Short Message Service) channel, as well as a developer and provider of the Zim Integrated Development Environment software, which is used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT


ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited. ZIM is also the sole shareholder of ZIM Technologies do Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation.


BUSINESS OF THE COMPANY


Historically, we have been known as a developer and provider of the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for the Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as through an established network of VARs and distributors.

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products. We design these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The use of SMS has already experienced a significant increase throughout Europe and Asia and the market is now expanding in North America.

Our goal is to be the leader in developing and delivering cutting edge consumer and enterprise applications for the global SMS channel. We have developed both consumer and business-oriented lines of mobile data software products to deliver simple-to-use SMS based communication services for end users. These communication services include features to increase the usefulness of SMS, such as the ability to send text messages from web sites directly to mobile phones, and the capability to connect office tools to mobile phones, including e-mail messages, meeting requests, and follow-up reminders.

We intend to utilize our expertise in database management and software engineering, and our knowledge of North American SMS networks to develop leading SMS products and applications. We offer commercially proven two-way messaging applications utilizing established SMS networks that may be used on the approximately 1.4 billion mobile phones currently in use. Our flagship product, ZIM SMS Office, provides low cost and secure wireless e-mail, calendar and other functionality.

We believe that a number of significant factors will accelerate the growth of the market for our applications. These factors include:

     o SMS is a popular channel because it is low cost to the user, secure, always on, discreet, efficient, urgent and addictive.

     o SMS delivers higher carrier margin compared to other data channels ($350/MB for data vs. $0.70/MB for voice).

     o SMS via cellular phones has twice the reach of the Internet as there were approximately 600 million PCs in use worldwide in 2001, as compared to approximately 1.4 billion cellular phones.

The market indicates that SMS users will utilize SMS for a variety of business and personal communication services. We expect that these value-added communication services will help bridge the gap between personal computers and business computer systems, on the one hand, and mobile devices, on the other hand. This is expected to enable tasks that are familiar in the personal computers or corporate systems environment to be extended to mobile devices. These tasks may include group messaging, mobile chat, mobile marketing, calendaring, collaborative work processes, business process communications and desktop to mobile integration.

We further believe that there are multiple revenue opportunities to be made from SMS. Direct payments are expected to include both consumer to operator, as well as consumer to product and service provider. Indirect payments are expected to come primarily from various revenue share agreements with wireless carriers.

In addition, we expect that our recent acquisition of EPL Communications Limited and E-Promotions Limited (together referred to as "EPL") will facilitate our growth strategy in three ways. First, EPL brings new technology capabilities to ZIM including web-based customer self serve interfaces, as well as direct connectivity into operator networks for SMS message delivery. Second, EPL has an existing customer base of approximately 12,500 customers which ZIM plans to grow through existing EPL products and complimentary ZIM product offerings. Third, EPL has existing relationships with all four of the major wireless network operators in the United Kingdom. It is our intention to utilize these existing EPL relationships to offer ZIM's network operator portfolio into the United Kingdom.

OUR SMS PRODUCTS

ZIM SMS OFFICE

STANDARD EDITION RELEASED IN 2003; ENTERPRISE EDITION SLATED FOR RELEASE IN
2004.

ZIM SMS Office links two-way SMS text messaging and e-mail with the coordination of Microsoft(R) ("Microsoft") Outlook and Microsoft Excel to create a mobile office software tool. It is designed to extend and enhance a Microsoft Office suite by providing Outlook functionality to SMS-enabled cellular phones through one-way and two-way SMS text messaging capabilities. Users stay connected to the Microsoft Outlook office environment by using a cellular phone to receive, reply, forward and send e-mail messages, request "more" or "all" of e-mail messages, and receive daily calendar items and reminders. Users can send SMS text messages to their contacts from the desktop and receive the responses as e-mail. Filters and preferences can also be set to enhance productivity. The Enterprise edition of the product, which is a networked mobile solution for a Microsoft Exchange Server environment, includes a variety of additional capabilities such as contact look up and corporate calendar meeting invitations on the phone.

ZIM SMS MAIL

RELEASED IN 2003.

ZIM SMS Mail is a two-way mobile e-mail extension software tool designed to leverage SMS text messaging to keep cellular phone users connected to their e-mail while on the go. ZIM SMS Mail is desktop software that links almost any e-mail account to SMS-enabled cellular phones. When mail that meets the personal filter criteria of the user arrives in the e-mail Inbox, it is automatically pushed to the user's cellular phone using one-way and two-way SMS text messaging through the SMS channel.

ZIM 2-WAY SMS PAGING

AVAILABLE SINCE 2003.

ZIM 2-Way SMS Paging is a pager replacement system that uses SMS on a cellular phone to create a two-way communication network. Using a web-based administrative interface and standard cellular phones, customers can easily and quickly implement a modern and cost-effective two-way communication system for employees currently using pagers as part of the enterprise communication process. To ensure maximum reach and effectiveness, the product goes beyond SMS and incorporates e-mail message sending options.

The product includes many features to ensure real and measurable results including: web-based message posting through and administrative control panel, easy to use contacts and group controls and escalation hierarchy, real-time message delivery status reporting and record logs for audit trail and results analysis.

ZIM SMS CHAT

RELEASED IN EARLY CALENDAR 2004.

ZIM SMS Chat is the next generation of `Instant Messaging' that expands on the real time, two-way chat experience and allows users to send instant SMS text messages from the computer directly to mobile users. Users can engage in live two-way chats with friends and family even when they are on the go.

Featuring two-way, real-time functionality through SMS, computer users can create a dialogue with mobile users and expand communication possibilities. ZIM SMS Chat is a real-time, two-way SMS messaging application that can be installed and working on a computer within minutes.

ZIM IDE SOFTWARE

As mentioned above, we have historically been a developer and provider of the Zim IDE software, which is used by companies in the design, development, and management of information databases. We now license the Zim IDE software products to thousands of customers through direct sales, and through an established network of VARs and distributors.

The Zim IDE software provides an integrated development environment for Microsoft Windows and UNIX computer operating systems. An integrated development environment is a set of programs run from a single user interface for use in the creation and management of corporate databases.

The Zim IDE software was designed to handle complex data management in a more efficient manner than the database technologies historically provided. The distinctive characteristic of the Zim IDE software is the fact that our object dictionary contains more than just a table of data. Instead, all relationships and data information are concurrently stored in the object dictionary, making it easier to manage and retrieve information. Furthermore, Zim IDE software uses data sets rather than record-by-record access to manage information. This technique further simplifies the management of data.

The Zim IDE software has been used to develop database applications that have been deployed in a wide range of industries, including finance, marketing, human resources, information and records management. Applications built with the Zim IDE also fully access most other major databases such as Oracle and SQL Server.

COMPETITION AND COMPETITIVE STRATEGY

Many companies offer SMS text messaging applications to send one-way and two-way messages from a desktop computer or website, however only a few of these wireless product offerings actually allow for e-mails to be forwarded to a cellular phone. Even fewer integrate with desktop computers in a business environment and extend the functionality of the corporate office desktop to cellular phones. Management is not aware of any other company that offers a two-way SMS solution that allows for: seamless integration with both Outlook and Excel; open delivery threads for ongoing message conversations; and sending e-mail to SMS (and the reverse) without losing message integrity while maintaining message history and two-way messaging directly via SMS without the use of complicated replying codes.

ZIM does face competition from companies with technology that rely on expensive devices and channel deliveries. Management views these as more complementary to the ZIM SMS Office products as we are targeting the market that wants the cheaper solution with most of the functionality. Examples of substitute products that ZIM complements are the Research In Motion Blackberry products and Good Link. Both of these products rely on the user purchasing expensive devices. In addition, cellular phone manufacturers are now creating smart phones that have limited capabilities access to desktop email.

EMPLOYEES

As at March 31, 2004, we had 52 full-time employees, with 37 employees in selling, general and administrative and 15 employees in research and development. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

Of these employees, 44 are based in Ottawa, Canada, two are in London, England and six are in Sao Paolo, Brazil.

RISK FACTORS

This Report on Form 10-KSB contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report.

OUR LINE OF MOBILE DATA SOFTWARE MAY NOT GAIN MARKET ACCEPTANCE - ZIM MAY THEREFORE NEVER BE PROFITABLE.

A failure by ZIM to generate future revenues from our applications, including ZIM SMS Office, ZIM Chat, and ZIM SMS Mail would adversely affect our financial condition. We believe that our future is dependent to a large extent on our ability to achieve and sustain market acceptance for this proposed line of software products for the mobile data industry. ZIM has expended substantial time and resources since 2001 to develop this line of software products for the mobile data industry, and, as such desires to recoup our investment. In addition, we do not view our existing Zim IDE business as sufficient, in and of itself, to maintain and sustain our operations going forward. The market acceptance for these products is unproven. To date, ZIM has generated minimal revenue from these products.

ZIM MAY EXPERIENCE DIFFICULTIES ACCURATELY FORECASTING OUR OPERATING RESULTS THEREBY MAKING OUR BUSINESS OPERATIONS MORE DIFFICULT TO SUSTAIN.

Due to our limited operating history in the SMS market and the uncertainty regarding the market acceptance for our new line of SMS products, ZIM may not be able to accurately forecast our future operating results. If net sales from our new line of SMS products fall materially short of estimated expenses, our business operations will become more difficult to sustain since we will then have to reduce our spending and/or raise additional capital over and above any current capital raising plans. It may not be possible for ZIM to accomplish either task in a timely manner, or at all, in which event ZIM would have to curtail or suspend certain or all of our business operations. Any action to such effect is likely to have a material adverse effect on our business relationships, financial results, financial condition and prospects.

THE LOSS OF THE SERVICES OF ZIM'S DR. MICHAEL COWPLAND AND OTHER KEY PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS.

The loss of the services of Dr. Michael Cowpland and other key personnel could affect our performance in a material and adverse way. ZIM currently depends heavily on the services of Dr. Cowpland as well as his ability to, and past practice of, funding our cash requirements from time to time. For example, Dr. Cowpland, and a holding company owned by the spouse of Dr. Cowpland, have provided financing of approximately $3.9 million to ZIM.

In December 2003, the Ontario Securities Commission ordered, among other things, that Dr. Cowpland be prohibited from acting as a director for any reporting issuer in the Province of Ontario, Canada until December 2005. Although ZIM is not a reporting issuer in Ontario, Canada, and has no current plans to become a reporting issuer in Ontario, Canada, this prohibition could materially affect ZIM should it decide to seek a listing of our securities in Ontario, Canada before December 2005.

ZIM MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR MAY BE ACCUSED OF INFRINGING INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

If ZIM is not successful in adequately protecting our technology through patent, trademark, copyright and other protections, our competitors could develop competing products based on our intellectual property and thereby damage our business and results of operations.

ZIM MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO TECHNOLOGICAL CHANGE AND CHANGING CUSTOMER REQUIREMENTS, THEREBY LOSING SALES.

If we are unable to adapt to the rapid changes in technology and customer needs that are inherent to the enterprise software industry, ZIM may lose sales and fail to grow. In order to meet these rapid changes, we will have to effectively integrate new wireless and data technologies, continue to develop our technologies and technical expertise and respond to changing customer needs.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition and requirements for additional funding. If ZIM is unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition the auditors' report to our audited consolidated financial statements for the ten month fiscal period ended March 31, 2004 included an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that ZIM will be successful in raising additional funding.

IF ZIM IS UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, ZIM MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OF OUR BUSINESS OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS, FINANCIAL CONDITION AND PROSPECTS.

If ZIM is unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or suspend certain of our business operations which could have a material adverse effect on our business relationships, financial results, financial condition and prospects. We anticipate that our cash at March 31, 2004 of approximately $800,000, along with cash generated from operations, will be sufficient to meet our present operating and capital expenditures for at least the next three months, but that we will require substantially more funds at that time to continue and expand our business operations.

ZIM EXPECTS TO INCUR OPERATING LOSSES FOR A MINIMUM OF THE NEXT TWELVE MONTHS. SUCH LOSSES WILL DIRECTLY EFFECT OUR REQUIREMENTS FOR ADDITIONAL FUNDS AND ABILITY TO CONTINUE AS A GOING CONCERN.

Our anticipated requirements for additional funds are based, in large part, upon our expectation that we will incur operating losses for the next twelve months. The extent to which these anticipated losses are actually incurred will directly affect our need for additional capital and ability to continue as a going concern. If the shortfall between the revenues generated by ZIM and our operating expenses for the next twelve months is greater than the operating losses which are already expected, our need to secure additional funds is likely to increase accordingly and further adversely affect our ability to continue as a going concern. Moreover, no assurance can be given that actual operating losses will not exceed management's current expectations. These anticipated operating losses are due in part to anticipated costs in the marketing of our new line of mobile data software and related research and development expenditures.

IF WE ARE UNABLE TO MANAGE THE INTEGRATION OF OUR ACQUIRED BUSINESSES, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

A failure to effectively manage the integration of our acquisition of EPL Communications Limited and E-Promotions Limited, and any additional acquisitions we may decide to make, may adversely affect our business and financial condition. Any acquisition that we make will place significant demand on management, technical and other resources.

REPORTS TO SECURITY HOLDERS

We file annual and quarterly reports with the Securities and Exchange Commission ("SEC"). In addition, we file additional reports for matters such as material developments or changes within the Corporation, changes in beneficial ownership of officers and directors, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's public reference room at 560 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at http://www.sec.gov. Our internet web site can be found at www.zim.biz.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal office is located in Ottawa, Canada. ZIM leases an office suite of approximately 12,600 square feet. The lease is currently scheduled to expire in July, 2007.

ZIM has an additional office located in Sao Paolo, Brazil. ZIM leases an office of approximately 1,000 square feet in this location. The lease is currently scheduled to expire in April 2005.

Effective February 10, 2004, ZIM leases an office of approximately 1,000 square feet in London, England. This lease is on a month-to-month basis.

We believe that our offices are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not a party to any litigation, and we are unaware of any pending or threatened legal proceedings against the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal month ended March 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

"Bid" and "asked" offers for our common shares are listed on the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") published by the National Quotation Bureau, Inc. Our common shares have traded on the OTCBB under the symbol "ZIMCF" since October 16, 2003. The following table shows the high and low bid prices of our common shares for the periods indicated as reported by the OTCBB. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

PERIOD                                         HIGH              LOW
------------------------                      -----             -----
2004 Second Quarter                           $1.00             $0.38
2004 Third Quarter                            $0.98             $0.41
2004 Month of March                           $0.75             $0.69
October 16, 2003 to June 8, 2004              $1.00             $0.38

Our common shares are thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common shares. As of June 8, 2004 there were approximately 1,100 record holders of our common shares.

We have not paid any dividends on our common shares and we intend to retain all earnings for use in our operations and to finance the development and the expansion of our business. We do not anticipate paying any dividends on the common shares in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and our operating and financial condition, among other factors.

RECENT SALES OF UNREGISTERED SECURITIES

On January 7, 2004, we issued 9,211,511 common shares in a private placement to our CEO and majority shareholder Dr. Michael Cowpland and a holding company that is owned by Dr. Cowpland's wife, upon the conversion of approximately $3.9 million of debt held by Dr. Cowpland and the holding company based on the closing price of the Corporation's shares on the OTCBB on January 6, 2004.

On January 30, 2004, the Corporation issued 1,150,006 units in a non-brokered private placement at $0.75 per unit. Each unit consists of one common share and one warrant to purchase an additional common share at $0.75 per share through July 30, 2004. The units were issued to unaffiliated persons, except that James Stechyson, a member of our board of directors, purchased 50,000 of the units.

On February 10, 2004, we issued 4,000,000 common shares to unaffiliated persons as partial consideration for all of the ordinary shares of each of EPL Communications Ltd. and E-Promotions Ltd.

All of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

ZIM established the Employee Stock Option Plan ("ESOP") to promote the interests of the Corporation and our shareholders by using investment interests in the Corporation to attract, retain and motivate our directors, officers, employees and other persons, to encourage and reward their contributions to the performance of the Corporation, and to align their interests with the interests of the Corporation's shareholders. The ESOP was approved by ZIM shareholders on November 19, 2003.


Securities authorized for issuance under equity compensation plans at March 31, 2004 are as follows:


Plan category                   Number of securities to          Weighted average      Number of securities
                                be issued upon exercise         exercise price of   remaining available for
                                of outstanding options,      outstanding options,           future issuance
                                    warrants and rights       warrants and rights
------------------------------ ------------------------- ------------------------- -------------------------
                                                    (a)                       (b)                       (c)
------------------------------ ------------------------- ------------------------- -------------------------
Equity compensation plans                   20,835,071                     $0.75                 9,649,929
approved by security holders
------------------------------ ------------------------- ------------------------- -------------------------
Equity compensation plans not                      NIL                       NIL                       NIL
approved by security holders
------------------------------ ------------------------- ------------------------- -------------------------
Total                                       20,835,071                     $0.75                 9,649,929
------------------------------ ------------------------- ------------------------- -------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


INTRODUCTION

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

EXECUTIVE SUMMARY

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products based on SMS (Short Messaging Service) technology. Commencing in February 2004, revenues from these SMS applications have become a significant contributor to our total revenues. Management expects that revenues from SMS applications will become the dominant contributor for the up-coming fiscal year, beginning on April 1, 2004.

The revenue sources from SMS applications are a result of the completion of a suite of SMS products by ZIM as well as the acquisition of EPL which was completed on February 10, 2004. For the period from February 10, 2004 to the end of the fiscal period, March 31, 2004, revenues from EPL were approximately $605,000. Management expects to see revenues continue at this level during the fiscal year beginning on April 1, 2004.

In addition to the increased sales of SMS applications, the sales of Zim IDE Software continued at the same levels as prior periods with an increase in subsequent maintenance contracts. We do not expect to see significant increases or decreases in this segment of our operations.

OVERVIEW

Historically we have been known as a developer and provider of the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs and distributors.

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products. ZIM designs these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The use of SMS has already experienced a significant increase throughout Europe and Asia and the market is now expanding in North America.

Many companies offer SMS text messaging applications to send one-way and two-way messages from a desktop computer or website; however only a few of these wireless product offerings allow for e-mails to be forwarded to a cellular phone. Even fewer integrate with desktop computers in a business environment that extends the functionality of the corporate office desktop (e-mail, calendars, and contacts) to cellular phones. Our technology offers a unique two-way SMS solution that allows for: seamless integration with both Microsoft Outlook and Microsoft Excel, open delivery threads for on-going message conversations, sending e-mail to SMS (and the reverse) without losing message integrity and maintaining message history, two-way messaging directly via SMS and without the use of complicated replying codes.

Our key products, ZIM SMS Office and ZIM Chat, are resold by telecommunication carriers to their subscribers under the carrier's own brand. We have signed the following contracts to distribute our applications:

- StarHub, an info-communications provider based in Singapore, launched StarHub SMSOffice (Standard Edition), a wireless e-mail tool developed by ZIM. This mobile office solution will use SMS text messaging to provide the functionality of advanced wireless handheld devices on any SMS-enabled mobile phone. StarHub is currently offering its subscriber base a one-month free trial of our application.

- Radius-ED, a Malaysia-based SMS gateway and solutions provider in the Asia-Pacific region, signed an agreement for distribution of our mobile office products featuring two-way SMS text messaging in the Asia-Pacific region. The products, including ZIM SMS Office and ZIM SMS Mail, offer wireless e-mail, providing the functionality of advanced wireless handheld devices on any mobile phone.

- Rogers AT&T Wireless, a Canadian telecommunications company, launched a new mobile chat application developed by ZIM that enables real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging.

- Telcel, a Mexico-based company, selected three of our wireless products. Telcel is a wholly-owned subsidiary of America Movil. The products, to be called Telcel SMS Office (Standard and Enterprise) and Telcel SMS Mail, will offer wireless e-mail to Telcel's customers. Telcel is the world's fifth largest wireless carrier with approximately 46 million subscribers. We have currently completed the integration of the systems, including the product branding and testing of the applications.

In addition, we continue to have trials of our SMS technology with carriers in the U.S., Australia, Hong Kong and Malaysia with a customer base of approximately 55 million subscribers.

On February 10, 2004, ZIM completed the purchase of EPL in a combined share and cash deal worth approximately $3.6 million. The acquisition allows ZIM to expand into the global SMS market for premium, bulk, location-based and interactive two-way SMS delivery.

Founded in 1999, EPL is an SMS provider in the UK with customers such as the British Broadcasting Corporation ("BBC") and EMI Music. EPL's partners include four of the world's largest SMS network operators: Vodafone, Orange, O2, and T-Mobile. The main products of EPL include Premium SMS delivery with direct mobile telephone bill charges, a Location Gateway for Location Based Services
(LBS) including traffic and weather, a high performance global inbound SMS solution called Virtual Mobile that involves two-way SMS interaction of applications and services and a Bulk SMS service for SMS campaigns that delivers to a network of some 250 mobile operators worldwide.

RESULTS OF OPERATIONS FOR THE TEN MONTHS ENDED MARCH 31, 2004 COMPARED TO THE TEN MONTHS ENDED MARCH 31, 2003 AND THE YEAR ENDED MAY 31, 2003

The following discussion includes information from the audited consolidated statements of earnings for the ten months ended March 31, 2004, the unaudited consolidated statements of earnings for the ten months ended March 31, 2003 and the audited consolidated statements of earnings for the year ended May 31, 2003. The information for the ten months ended March 31, 2004, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended May 31, 2003, with the exception of the method of depreciating property and equipment from the straight line method to the declining balance method, and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

We currently derive a significant portion of our revenue from product sales of our Zim IDE software as well as the maintenance and consulting services related to the software. Commencing in fiscal 2004, ZIM began to recognize revenues from its SMS technology.


                              Ten months    As a % of      Ten months     As a % of                    As a % of
                             ended March        total     ended March         total   Year ended May    of total
                                31, 2004     revenues        31, 2003      revenues         31, 2003    revenues
                                (Audited)                  (Unaudited)                     (Audited)
                              ----------------------------------------------------------------------------------
                                       $                            $                             $
Revenue
    Software                     536,123        25.4%         517,702         39.3%         705,734        42.2%
    Maintenance                  783,192        37.2%         680,387         51.7%         814,707        48.7%
    Consulting                    37,459         1.8%          54,289          4.1%          62,081         3.7%
    SMS applications             750,325        35.6%          64,122          4.9%          89,349         5.3%
                              ----------------------------------------------------------------------------------
Total revenue                  2,107,099       100.0%       1,316,500        100.0%       1,671,871       100.0%
                              ----------------------------------------------------------------------------------

Total increase from prior year       60%
SMS increase from prior year       1070%
Other increase from prior year        8%

Total revenues for the ten months ended March 31, 2004 were $2,107,099, representing an increase of 60% from the same period in the prior year. Of this increase, a significant amount is attributable to revenues in SMS applications. In addition, there were slight increases in software sales and maintenance revenue. Management expects revenues to continue to grow in the SMS market.

Software sales have increased for the ten months ended March 31, 2004, as compared to the ten months ended March 31, 2003, primarily as a result of increased attention to sales opportunities for the Zim IDE software. As there are limited new customers in ZIM's database pool, management does not expect to see continued significant growth in this area.

As a result of the new software sales, maintenance revenue has also increased. Management anticipates the maintenance revenue will fluctuate consistently with software sales. Consulting revenues have decreased slightly in this fiscal period, relative to the same period last year. This decrease is a reflection of the customers' diminishing need for consulting services as customer relationships mature.

Revenues from SMS applications include sales of ZIM's SMS Gateway and Portal services, SMS marketing campaigns, SMS Office and SMS Mail. Since the acquisition of EPL on February 10, 2004, we have recognized approximately $605,000 in revenue from UK-based activities.

EXPENSES

                                              Ten months                        Ten months
                                                   ended        % change             ended         Year ended
                                               March 31,      from prior         March 31,            May 31,
                                                    2004           years              2003               2003
                                                (Audited)                       (Unaudited)          (Audited)
                                       -----------------------------------------------------------------------
                                                       $                                 $                  $

Operating expenses
    Cost of SMS applications                     582,628                                 -                  -
    Selling, general and administrative        2,764,415             23%         2,255,505          2,654,390
    Research and development                     569,063             14%           501,096            634,902
    Amortization of intangibles                   81,723            396%            16,469             20,033
                                       ------------------                -------------------------------------
Total operating expenses                       3,997,829             44%         2,773,070          3,309,325
                                       ------------------                -------------------------------------

Interest expense                                  88,635            166%            33,291             65,329
                                       ------------------                -------------------------------------

Income taxes recoverable                        (306,768)            63%          (187,983)          (242,980)
                                       ------------------                -------------------------------------
Selling, general and administrative as
a percent of total operating expenses                 69%                               81%                80%
Research and development as a
percent of total operating expenses                   14%                               18%                19%


Operating expenses increased 44% from $2,773,070 to $3,997,829 in the ten-month periods ending March 31, 2004 and 2003, respectively.

This increase, net of the cost of SMS applications, is a result of increased expenditures in research and development and selling, general and administrative expenditures as well as increased amortization relating to intangible assets acquired in the transaction with EPL.

Overall, the allocation between selling, general and administrative expenses and research and development is consistent between the periods, before cost of SMS applications.

COST OF SMS APPLICATIONS

Included in the cost of SMS applications are fees paid to the wireless carriers that support our UK operations and revenue share payments to premium SMS customers. There were no expenses in prior periods as we acquired the UK operations in February 2004.

SELLING, GENERAL AND ADMINISTRATIVE

The 23% increase in selling, general and administrative expenses for the fiscal period ending March 31, 2004 is a result of increased activities relating to operating a public company; including increased expenses relating to filings with the SEC, corporate governance and professional fees. In addition, we incurred selling, general and administrative expenses relating to the operations in the UK.

RESEARCH AND DEVELOPMENT

Research and development increased in the fiscal period as we have been focusing on the development of new SMS applications that were released during the period. As a result of this focus, additional engineering and documentation staff were hired and additional expenditures were incurred.

AMORTIZATION OF INTANGIBLE ASSETS

We acquired new intangible assets with the acquisition of EPL. Included in the intangible assets are core technology and customer relationships. We have estimated that the life of the core technology is five years and the customer relationships are 18 months. As a result, effective February 10, 2004, we have been recognizing increased amortization.

INTEREST EXPENSE

Interest expense for the ten months ended March 31, 2004 increased from ten months ended March 31, 2003 as a result of the debt held by our Chief Executive Officer and a related party that was earning interest at 5% per annum. This debt increased from prior periods and was converted into equity on January 7, 2004.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as investment tax credits (ITC) on research and development expenditures in Canada. The ITCs for the ten months ended March 31, 2004 were approximately $350,000. Included in this amount is approximately $55,000 received in fiscal 2004 relating to expenditures in fiscal 2003. In prior years ITCs were estimated at approximately 75% of research expenditures. Based on actual ITCs received and approved by Canadian tax authorities, management adjusted this estimate to 90% for the fiscal period ended March 31, 2004. Going forward, we will continue to estimate this amount at 90%.

As a result of the factors described above, the net loss for the ten months ended March 31, 2003 was $1,301,878 as compared to $1,672,597 for the ten months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, ZIM had cash of $870,520 and working capital of $568,219, as compared to a working capital deficit of $2,033,568 at March 31, 2003 and $2,307,566 at May 31, 2003. The improved financial position is a result of the conversion of the debt held by related parties to equity as well as the exercise of stock options pursuant to the Employee Stock Option Plan and a private placement of common shares in January 2004.

Cash flows for the fiscal periods were as follows:

                                                  Ten months              Ten months            Year ended
                                                 ended March             ended March                May 31,
                                                    31, 2004                31, 2003                  2003
                                                    (Audited)             (Unaudited)             (Audited)
                                          -------------------    --------------------    ------------------
                                                           $                       $                     $
Cash flows used in operating activities           (1,687,579)               (904,001)           (1,087,605)
Cash flows used in investing activities             (402,648)                (10,716)              (27,034)
Cash flows from financing activities               2,423,332                 815,953             1,151,747
                                          -------------------    --------------------    ------------------
Increase (decrease) in cash before
translation affects                                  333,105                 (98,764)               37,108
                                          ===================    ====================    ==================

ZIM used $1,687,579 in operating activities for the ten months ended March 31, 2004 as compared to $904,001 in the same period in 2003. The increase in cash used in operations is attributed primarily to increase in the net loss for the respective periods and the use of non-cash working capital.

ZIM used $402,648 of cash in its investing activities during the ten months ended March 31, 2004, as compared to $10,716 for the same period in the previous year. Of this amount in 2004, $320,028 related to the purchase of EPL. The balance was used in the purchase of fixed assets.

ZIM increased its cash by $2,423,332 from its various financing activities in the 2004 fiscal period, as compared to $815,953 in the prior year.

Historically, ZIM has received cash advances from our Chief Executive Officer who is a significant shareholder and from a holding company that is owned by our Chief Executive Officer's spouse. To date, ZIM has received approximately $3.9 million from Dr. Cowpland and the related holding company, of which $1.27 million was received during the ten-month period, ended March 31, 2004. On January 7, 2004, the Board of Directors of ZIM approved the conversion of $3,960,950 debt owed to related parties, at the then-current market price of $0.43, in return for 9,211,511 ZIM common shares.

Other sources of cash during the 2004 fiscal period were the issuance of shares pursuant to the exercise of stock options by employees. We issued 728,300 common shares upon exercise of options for the ten months ended March 31, 2004. Also, on January 30, 2004, ZIM completed a non-brokered private placement of 1,150,006 units at $0.75 per unit, for total gross proceeds of $862,505 and net proceeds of $819,587. Each unit consisted of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to January 30, 2005 at an exercise price of $0.75. The warrant's original expiry of July 31, 2004 was extended by the Board of Directors due to the time involved with the registration of the underlying shares.

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

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Auditors' Report for the ten-month period ended March 31, 2004 indicated that there was substantial doubt regarding our ability to continue as a going concern.

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of March 31, 2004 and is based on information appearing in the Notes to the Consolidated Financial Statements:

                                                   $
Operating lease obligations       2005       167,609
                                  2006       145,820
                                  2007       135,240
                                  2008        56,677
                                             -------
                                             505,346
                                             =======

NEW ACCOUNTING PRONOUNCEMENTS

(i) SFAS NO. 150

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

The following supplemental information on our critical accounting policies, while fully described in Note 4 to the financial statements, contain significant judgements and estimates as described below.

VALUATION ALLOWANCES

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of tax expense and related balance sheet accounts. We have currently recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that a reduction in the valuation allowance is appropriate, an adjustment to our deferred tax assets would increase income in the period such determination was made.

GOODWILL IMPAIRMENT

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Corporation as of the beginning of fiscal year 2003, goodwill and other intangible assets with an indefinite useful life are tested for impairment at least annually.

We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of ZTI do Brasil Ltda. and EPL to their respective carrying values, including the goodwill related to these reporting units. We concluded that the fair value of ZTI do Brasil Ltda. exceeded its carrying value at March 31, 2004 and May 31, 2003 and that the fair value of EPL exceeded its carrying value at March 31, 2004 and therefore no impairment charge was required.

If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.

OUTLOOK

The market for SMS technology continues to grow exponentially throughout the world. It is estimated by the Cellular Telecommunications & Internet Association that the North American market is increasing its use of SMS messages at a rate of 20% per month, while users in countries such as Finland already send an average of 150 messages per month. ZIM believes that by 2008, we will have a market penetration of approximately 0.2% or approximately 5 million users. For each user, it is estimated that the fee will be approximately $1.50 per month.

ZIM expects to incur further losses from commercial operations as it continues its business development of SMS applications.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZIM Corporation

We have audited the accompanying consolidated balance sheets of ZIM Corporation as of March 31, 2004 and May 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the ten months ended March 31, 2004 and the year ended May 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of ZIM Corporation as of March 31, 2004 and May 31, 2003 and the results of its operations and its cash flows for the ten months ended March 31, 2004 and the year ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Corporation incurred a net loss of $1,672,597 and used approximately $1,688,000 of cash from operations, during the ten months ended March 31, 2004. The Corporation also has generated negative cash flows from operations during each of the last five years. These factors, among others, as discussed in note 1 to the consolidated financial statements, raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton
Raymond Chabot Grant Thornton
General Partnership

Ottawa, Canada
June 2, 2004

ZIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

                                                       Ten months            Ten months
                                                            ended                 ended         Year ended
                                                   March 31, 2004        March 31, 2003       May 31, 2003
                                                         (Audited)           (Unaudited)          (Audited)
                                                -----------------------------------------------------------
                                                                $                     $                  $
Revenue
      Software                                            536,123               517,702            705,734
      Maintenance                                         783,192               680,387            814,707
      Consulting                                           37,459                54,289             62,081
      SMS applications                                    750,325                64,122             89,349
                                                ------------------  --------------------  -----------------
Total revenue                                           2,107,099             1,316,500          1,671,871
                                                ------------------  --------------------  -----------------

Operating expenses
Cost of SMS applications                                  582,628                     -                  -
Selling, general and administrative                     2,764,415             2,255,505          2,654,390
Research and development                                  569,063               501,096            634,902
Amortization of intangible assets                          81,723                16,469             20,033
                                                ------------------  --------------------  -----------------
Total operating expenses                                3,997,829             2,773,070          3,309,325
                                                ------------------  --------------------  -----------------
Operating loss before income taxes and interest        (1,890,730)           (1,456,570)        (1,637,454)
Interest (Note 13)                                         88,635                33,291             65,329
                                                ------------------  --------------------  -----------------
Operating loss before income taxes                     (1,979,365)           (1,489,861)        (1,702,783)
Income taxes recoverable (Note 14)                       (306,768)             (187,983)          (242,980)
                                                ------------------  --------------------  -----------------
Net loss                                               (1,672,597)           (1,301,878)        (1,459,803)
                                                ==================  ====================  =================

Basic and diluted loss per share                            (0.04)                (0.04)             (0.04)
                                                ==================  ====================  =================

Weighted average number of shares outstanding          43,714,904            33,184,977         33,186,158
                                                ==================  ====================  =================


The accompanying notes are an integral part of the consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in US dollars)




                                     Number of       Number of              Additional                   Accumulated
                                 common shares  special shares                 paid in                         other         Total
                                    issued and      issued and      Share      capital    Accumulated  comprehensive  shareholders'
                                   outstanding     outstanding    capital    (Note 11)        deficit           loss        equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $            $              $              $             $
Balance as at May 31, 2002           33,183,921      5,163,500  7,615,358    1,396,201     (9,117,173)        45,943       (59,671)

Shares issued through the exercise
 of options (Note 11)                     8,333                     5,464                                                    5,464
Modification of outstanding stock
 options                                                                        27,144                                      27,144
Options issued for contingent
 consideration                                                                 117,614                                     117,614
Comprehensive loss
     Net loss                                                                              (1,459,803)
     Cumulative translation
     adjustment                                                                                             (166,166)
Total comprehensive loss                                                                                                (1,625,969)
                                  -------------   ------------  ---------   ----------    ------------     ----------   -----------
Balance as at May 31, 2003           33,192,254      5,163,500  7,620,822    1,540,959    (10,576,976)      (120,223)   (1,535,418)
                                  -------------   ------------  ---------   ----------    ------------     ----------   -----------

Effect of reverse take-over
 transaction                          1,734,455

Conversion of special shares
 into common shares                   5,163,500     (5,163,500)

Shares issued through the
 exercise of options (Note 11)          728,300                   348,411                                                  348,411

Shares issued upon
conversion of debt (Note 11)          9,211,511                 3,960,950                                                3,960,950

Shares issued through a
private placement,
net of costs (Note 11)                1,150,006                   819,587                                                  819,587

Shares issued upon a
business acquisition (Note 3
and 11)                               4,000,000                 3,280,000                                                3,280,000

Comprehensive loss
     Net loss                                                                              (1,672,597)
     Cumulative translation
     adjustment                                                                                             (190,905)   (1,863,502)

Total comprehensive loss
                                  -------------   ------------  ---------   ----------    ------------     ----------   -----------
Balance as at March 31, 2004         55,180,026            -   16,029,770    1,540,959    (12,249,573)      (311,128)    5,010,028
                                  =============   ============ ==========   ==========    ============     ==========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)


                                                                           Ten months            Ten months               Year
                                                                                ended                 ended              ended
                                                                       March 31, 2004        March 31, 2003       May 31, 2003
                                                                             (Audited)           (Unaudited)          (Audited)
                                                                -----------------------------------------------------------------
                                                                                   $                      $                    $
OPERATING ACTIVITIES
Net loss                                                                  (1,672,597)            (1,301,878)          (1,459,803)
Items not involving cash:
    Depreciation of property and equipment                                   139,716                166,036              190,976
    Amortization of intangible assets                                         81,723                 16,469               20,033
    Compensation expense                                                                             27,144               27,144
    Changes in operating working capital:
    (Increase) decrease in accounts receivable                              (713,340)               180,275              (75,564)
    (Increase) decrease in investment tax credits
    receivable                                                              (202,141)              (215,628)             144,037
    (Increase) decrease in prepaid expenses                                  (35,531)                (2,792)              10,956
    Increase (decrease) in accounts payable                                  371,579                (24,831)             (19,256)
    Increase in accrued liabilities                                          295,207                161,042              132,898
    Increase (decrease) in deferred revenue                                   47,805                 90,162              (59,026)
                                                                ---------------------  ---------------------   ------------------
Cash flows used in operating activities                                   (1,687,579)              (904,001)          (1,087,605)
                                                                ---------------------  ---------------------   ------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                           (82,620)               (10,716)             (29,965)
Business acquisitions                                                       (320,028)
Proceeds from disposal of property and equipment                                                                           2,931
                                                                ---------------------  ---------------------   ------------------
Cash flows used in investing activities                                     (402,648)               (10,716)             (27,034)
                                                                ---------------------  ---------------------   ------------------

FINANCING ACTIVITIES
Repayment of capital lease obligations                                       (12,696)               (30,481)             (34,045)
Proceeds from the exercise of options                                        348,411                  5,464                5,464
Proceeds from shares issued through a private placement                      819,587
Net proceeds from related parties                                          1,268,030                840,970            1,180,328
                                                                ---------------------  ---------------------   ------------------
Cash flows provided by financing activities                                2,423,332                815,953            1,151,747
                                                                ---------------------  ---------------------   ------------------

Effect of changes in exchange rates on cash                                  (23,611)                72,796               55,025
                                                                ---------------------  ---------------------   ------------------
Increase (decrease) in cash                                                  309,494                (25,968)              92,133
Cash, beginning of period                                                    561,026                468,893              468,893
                                                                ---------------------  ---------------------   ------------------
Cash, end of period                                                          870,520                442,925              561,026
                                                                =====================  =====================   ==================

Supplemental cash flow disclosure
    Interest paid                                                                501                  4,418                6,251
                                                                =====================  =====================   ==================
    Income taxes paid                                                         41,130                      -                4,147
                                                                =====================  =====================   ==================
    Income taxes received                                                    140,277                 97,991               99,339
                                                                =====================  =====================   ==================




The accompanying notes are an integral part of the consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

                                                                                             March 31            May 31
                                                                                                 2004              2003
                                                                                             (Audited)         (Audited)
                                                                                      ----------------------------------
                                                                                                    $                 $
ASSETS
Current assets
      Cash                                                                                    870,520           561,026
      Accounts receivable, net (Note 5)                                                     1,022,626           282,271
      Investment tax credits receivable                                                       350,780           138,434
      Prepaid expenses                                                                         60,430            23,157
                                                                                      ----------------  ----------------
                                                                                            2,304,356         1,004,888

Property and equipment, net (Note 6)                                                          601,523           280,566
Intangible assets, net (Note 7)                                                             1,442,666            22,872
Goodwill (Note 3)                                                                           2,397,620           468,710
                                                                                      ----------------  ----------------
                                                                                            6,746,165         1,777,036
                                                                                      ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                        491,053           107,143
      Accrued liabilities (Note 8)                                                            876,007           550,695
      Deferred revenue                                                                        369,077           303,593
      Current portion of capital lease obligations (Note 9)                                                      12,696
      Due to related parties (Note 10)                                                                        2,338,327
                                                                                      ----------------  ----------------
                                                                                            1,736,137         3,312,454
                                                                                      ----------------  ----------------

Commitments and contingencies (Note 17)

Shareholders' equity (Note 11)
Preferred shares, no par value, non-cumulative dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Authorized unlimited shares; issued and outstanding
      NIL shares at March 31, 2004 and May 31, 2003.

Special shares, no par value, non-voting,
      participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004.  Authorized unlimited shares; issued and outstanding NIL shares at March 31, 2004 and 5,163,500 at May 31, 2003.
      All special shares were converted into common shares on June 1, 2003.                                   3,350,532

Common shares, no par value.
      authorized unlimited shares issued and outstanding 55,180,026 shares as at
      March 31, 2004 and 33,192,254 shares as at May 31, 2003.                             16,029,770         4,270,290
Additional paid-in capital                                                                  1,540,959         1,540,959
Accumulated deficit                                                                       (12,249,573)      (10,576,976)
Accumulated other comprehensive loss                                                         (311,128)         (120,223)
                                                                                      ----------------  ----------------
                                                                                            5,010,028        (1,535,418)
                                                                                      ----------------  ----------------

                                                                                            6,746,165         1,777,036
                                                                                      ================  ================

The accompanying notes are an integral part of the consolidated financial statements.


On behalf of the Board:

/s/ James Stechyson                     /s/ Michael Cowpland
--------------------------              --------------------------
James Stechyson, Chairman               Michael Cowpland, CEO

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)

1 - NATURE OF OPERATIONS AND LIQUIDITY

ZIM Corporation (the "Corporation" or "ZIM") was incorporated under the Canada Business Corporations Act on October 17, 2002. The Corporation has built upon its core database technology to create an innovative solution to provide wireless data services and systems that enable people to engage in remote or mobile decision-making based on real-time interactive data communications and transactions.

On June 1, 2003, ZIM Corporation completed a merger of Private Capital Investors, Inc., a Florida corporation ("Private Capital"), with and into PCI Merge, Inc. ("PCI Merge"), a Florida corporation and a wholly-owned subsidiary of ZIM Corporation, with PCI Merge as the surviving entity. On June 1, 2003, ZIM Corporation also completed the amalgamation of ZIM Technologies International Inc. ("ZIM Technologies") with PCI-ZTI Canada, Inc. ("PCI-ZTI"), a corporation governed by the Canada Business Corporations Act and a wholly-owned subsidiary of ZIM Corporation. As a result of the amalgamation, a new entity named ZIM Technologies International Inc. was formed. PCI Merge and ZIM Technologies became wholly-owned subsidiaries of ZIM Corporation.

In these transactions, each outstanding share of common shares of Private Capital and ZIM Technologies was converted into a share of ZIM Corporation. As a result of these shares exchanges, the shareholders of ZIM Technologies and Private Capital controlled ZIM Corporation at the date of the transaction. As a result, the transaction is accounted for as a reverse take over in ZIM Corporation's consolidated financial statements. This reverse acquisition is treated as a capital transaction in substance since this transaction was accomplished through the use of a non-operating enterprise. No goodwill or intangible assets are recorded following this transaction. ZIM Corporation succeeded Private Capital's SEC registration under the SEC Act of 1934 as the reporting corporation. This transaction had no financial impact on the Corporation's consolidated financial statements except for the expenses incurred to undergo these transactions.

The Corporation has incurred a net loss of $1,672,597 during the ten months ended March 31, 2004. In addition, the Corporation generated negative cash flows from operations of $1,687,579 for the ten months ended March 31, 2004 and has generated negative cash flows from operations during the last five years.

The Corporation's management team has focused the direction of the Corporation from a mature database and application development technology player to a provider of interactive mobile messaging for enterprise applications. To establish the interactive mobile messaging, the Corporation needs substantial funds for marketing and subsequent development.

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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


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

2 - BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") applied on a consistent basis, except for the change in depreciation of property and equipment, as noted in note 4.

3 - BUSINESS ACQUISITIONS

ACQUISITION OF EPL

Effective February 10, 2004, ZIM acquired all of the issued and outstanding common shares of EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). EPL is a provider of wireless messaging solutions and is part of ZIM's international growth strategy. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $3,606,247 included cash of $250,000, acquisition costs of $76,247 and $3,280,000 in common shares. 4,000,000 common shares were issued, of which 400,000 are held in escrow. These shares were valued at $0.82 based on the market price on February 10, 2004.

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:


                                                              $
       Assets acquired:
       Cash                                               6,219
       Accounts receivable                              501,222
       Software and equipment                           361,406
       Goodwill                                       1,881,355
       Intangibles                                    1,480,000
                                              -----------------
                                                      4,230,202

       Current liabilities assumed                      623,955
                                              -----------------
       Total Purchase Price                           3,606,247
                                              =================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


SUPPLEMENTAL PRO FORMA INFORMATION

Had the acquisition of EPL occurred on June 1, 2002, the pro forma combined revenue and net loss of the Corporation would have been as follows:


                                                     Ten months           Ten months                   Year
                                                    ended March          ended March              ended May
                                                       31, 2004             31, 2003               31, 2003
                                                    (Unaudited)          (Unaudited)            (Unaudited)
                                          -------------------------------------------------------------------
                                                             $                      $                      $

Revenue                                              3,268,546              3,087,906              3,838,087
                                          =====================  =====================   ====================

Net loss                                            (1,606,788)            (1,650,312)            (2,141,140)
                                          =====================  =====================   ====================

Basic and fully diluted net loss
per share                                                (0.03)                 (0.04)                 (0.06)
                                          =====================  =====================   ====================





CONTINGENT CONSIDERATION

Effective August 1, 2001, the Corporation acquired 100% of the issued and outstanding common shares of its South American distributor, ZTI do Brasil Ltda. Upon acquisition, ZTI do Brasil Ltda.'s name was changed to ZIM Technologies do Brasil Ltda.

Consideration in the amount of $130,890 was payable to the previous shareholders of Zim Technologies do Brasil Ltda. in the event the Corporation was not a reporting issuer in Ontario with its common shares listed on any North American stock exchange on or before December 31, 2002. During December 2002, the Corporation entered into an agreement to settle the contingency through the issuance of 300,000 stock options as well as employment contracts for two years for one shareholder and one year for the other. The options were granted December 23, 2002, subject to approval by the Board of Directors, with an exercise price of approximately $0.82, a contractual life of three years and immediate vesting. On June 10, 2003, the Board of Directors approved the grant of options. Goodwill has been increased by $117,614 to reflect the settlement of the contingency through the granting of employment contracts and the issuance of options.

4 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Corporation and its subsidiaries, all of which are wholly owned. The results of operations for acquisitions are included in these consolidated financial statements from the date of acquisition. Inter-company transactions and balances are eliminated upon consolidation.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts recorded in the financial statements and the notes to the financial statements. These estimates are based on management's best knowledge of current events and actions that the Corporation may undertake in the future. Actual results may differ from those estimates.

COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income ("OCI"). OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders' equity and excluded from net income. The only comprehensive income item for the Corporation relates to foreign currency translation adjustments relating to the translation of the financial statements into the reporting currency.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts. The Corporation determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer. In addition, the Corporation may establish an allowance for all the receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of the total accounts receivable with different percentages used based on the different ages of the receivables. The percentages used are based on the Corporation's historical experience and management's current judgment regarding the state of the economy. The Corporation writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of recovery.

REVENUE RECOGNITION

The Corporation derives revenue from two sources: enterprise software and Short Message Service (SMS). Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications. SMS involves providing SMS applications and services.

ENTERPRISE SOFTWARE REVENUE RECOGNITION

ZIM records revenues from the perpetual license of the Corporation's software products and the sale of related maintenance and consulting. The Corporation's standard license agreement provides a license to use the Corporation's products based on the number of licensed users. The Corporation may license its software in multiple element arrangements if the customer purchases any combination of maintenance, consulting or training services in conjunction with the license.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


The Corporation recognizes revenue pursuant to the requirements of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP 97-2) "Software Revenue Recognition", as amended by SOP 98-9 "Software Revenue Recognition with Respect to Certain Transactions." Revenue is recognized using the residual method when Corporation-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements. The Corporation allocates revenue to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately. The Corporation defers revenue for the undelivered elements and recognizes the residual amount of the arrangement fee, if any, when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, revenue is recognized when the following four criteria have been met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred;
- The fee is fixed and determinable; and
- Collectibility is probable.

The Corporation records revenue as earned as evidenced by contracts or invoices for its services at prices established by contract, price list and/or fee schedule less applicable discounts. If at the outset of an arrangement the Corporation determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement the Corporation determines that the collectibility is not probable, revenue is deferred until payment is received.

Collectibility is assessed based on the collection history of the client, current economic trends, customer concentrations and customer credit worthiness. Delivery of the software has occurred once the customer has accepted the product or has been provided with permanent keys to the file transfer protocol ("FTP") site. If an arrangement allows for customer acceptance of the software or services, the Corporation defers revenue recognition until the earlier of customer acceptance or when the acceptance right lapses.

Maintenance revenues are recognized equally over the term of the maintenance contract.

Consulting revenue, which represents services provided on a per diem basis to customers, is recognized as the services are performed as there are no customer acceptance provisions involved in these types of arrangements.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


SHORT MESSAGE SERVICE REVENUE RECOGNITION

Revenues from SMS are derived principally from providing value added wireless messaging services and other related products to mobile phone users. The Corporation contracts with third party mobile operators for certain services related to SMS messages transmitted to its users and records the fee charged by third party mobile phone operators as cost of revenues. SMS revenues are recognized in the month in which the service is performed, provided that no significant obligations from ZIM remain. Revenues are recorded on a gross basis as the Corporation is the primary obligor in the arrangement, which is evidenced by a number of factors including;

     o    the platform is designed and developed by the Corporation,
     o the mobile operators that ZIM contracts with to deliver these services to the end customers are not involved in the design or development of the services that are provided by ZIM,
     o the end customer purchases the content, access or value added services that ZIM provides,
     o the end customer receives identical services from ZIM regardless of which third party mobile operator is used to deliver the message,
     o customers contract directly with ZIM to determine the terms of the service that will be provided, and
     o ZIM is responsible for fulfillment of the contract and accepts all the risk related to the content provided to the end customers and has latitude in establishing prices.

RESEARCH AND DEVELOPMENT EXPENSES

Costs related to research, design and development of software products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. All subsequent costs are expensed as incurred. To date, completing a working model of the Corporation's products and the general release of the products has substantially coincided. As a result, the Corporation has not capitalized any software development costs since such costs have not been significant.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs amounted to $24,556 for the ten month period ended March 31, 2004 ($12,464 (unaudited) in 2003, $14,536 for the year ended May 31, 2003).

INVESTMENT TAX CREDITS

Investment tax credits are accounted for using the cost reduction approach whereby they are recorded as a reduction of the related capital cost of the asset acquired when there is reasonable assurance that they will be realized.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


GOVERNMENT ASSISTANCE

Government assistance is recorded as a reduction of the related expense or the cost of the assets acquired. Government assistance is recorded in the accounts when reasonable assurance exists that the Corporation has complied with the terms and conditions of the approved grant program.

TRANSLATION OF FOREIGN CURRENCIES

The Corporation's reporting currency is the US dollar and the functional currency is the Canadian dollar.

Assets and liabilities of the Corporation's subsidiaries, recorded in functional currencies other than Canadian dollars, are translated into Canadian dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income in shareholders' equity.

The accounts of the Corporation's subsidiaries that are recorded in the Corporation's functional currency, the Canadian dollar, translate their foreign currency transactions as follows: gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency are included in the statement of operations of the current period.

The translation of the Corporation's financial statements from the functional currency to its reporting currency is performed as follows: All assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income in shareholders' equity.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share are calculated giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to such shares at the later of the beginning of the period or the issuance date. The "if-converted" method is used to determine the dilutive effect of common shares. The treasury stock method is used to determine the dilutive effect of warrants. The treasury stock method assumes that proceeds received from the exercise of in-the-money share purchase warrants are used to repurchase common shares at the average market price during the period.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


STOCK OPTION PLAN

The Corporation has a stock option plan, which is described in note 12. No compensation expense is recognized for this plan when stock options are issued to directors and employees of the Corporation. Any consideration paid by the eligible participants on exercise of stock options is credited to share capital. If stock options are repurchased from eligible participants, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to shareholders' equity. Since the Corporation does not account for options granted to participants using the fair value method, it discloses pro forma information related to net income and earnings per share figures, which are calculated as if the entity applied the fair value method of accounting to stock options granted to participants.

Stock option grants are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status. No employee stock option compensation expense is reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires entities to recognize an expense based on the fair value of the related awards. We are not required, and we currently do not intend to transition to a fair value method of accounting for stock-based employee compensation. The following table illustrates the effect on net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.



                                        Ten months     Ten months          Year
                                       ended March    ended March     ended May
                                          31, 2004       31, 2003      31, 2003
                                         (Audited)    (Unaudited)     (Audited)
                                    -------------------------------------------
                                                $              $             $

Net loss, as reported                  (1,672,597)    (1,301,878)   (1,459,803)
                                    ============== ==============  ============

Net loss, pro forma                    (2,303,579)    (1,475,036)   (1,667,592)
                                    ============== ==============  ============

Net loss, pro forma per share               (0.05)         (0.04)        (0.05)
                                    ============== ==============  ============

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                 Ten              Ten
                                                              months           months           Year
                                                               ended            ended          ended
                                                           March 31,         March 31,       May 31,
                                                                2004             2003           2003
                                                      -------------------------------------------------
       Risk-free interest rates                                1.54%              3.48%          3.48%
       Expected volatility                                       80%                79%            79%
       Dividend yield                                             0                  0              0
       Expected life of options (years)                         1.5                1.5            1.5



PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the underlying assets using the following methods and rates:

Computer equipment                             40%           Declining balance
Software                                       40%           Declining balance
Technology platform                            33%           Declining balance
Office furniture and equipment                 40%           Declining balance
Voice communications equipment              1 year               Straight line
Automobile                                 5 years               Straight line
Leasehold improvements                     5 years               Straight line
Office furniture and equipment under
capital leases                          5-10 years               Straight line


Effective June 1, 2003, the Corporation changed its method of depreciating property and equipment from the straight-line method to the declining balance method. The Corporation's management believes this method is preferable because it provides a better matching of costs with related revenues. The adoption of the declining balance method did not have a material effect on the financial statements of the prior periods therefore they have not been restated to apply the new method retroactively.

LEASES

Leases are classified as either capital or operating in nature. Capital leases are those which substantially transfer the benefits and risks of ownership to the Corporation. Assets acquired under capital leases are amortized at the same rates as those described for property and equipment. Obligations recorded under capital leases are reduced by the principal portion of lease payments. The imputed interest portion of lease payments is charged to expense. Operating leases are expensed as incurred.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives will continue to be amortized on the straight-line method over their estimated useful lives. Customer lists relating to ZIM Technologies do Brasil Ltda. are amortized over their estimated rate of customer attrition which has been assumed to be 40% in the first year, 50% of the then residual in the second and third years, and 100% of the remaining balance in the fourth year. Customer relationships relating to E-Promotions Limited and EPL Communications (together referred to as "EPL") are being amortized on a straight-line basis over 18 months and the core technology relating to EPL is amortized on a straight-line basis over five years.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2003, goodwill and other intangible assets with an indefinite useful life are not amortized but evaluated for impairment annually.

We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of ZTI do Brasil Ltda. and EPL to their respective carrying values, including the goodwill related to these reporting units. We concluded that the fair value of ZTI do Brasil Ltda. exceeded its carrying value at March 31, 2004 and May 31, 2003 and that the fair value of EPL exceeded its carrying value at March 31, 2004 and therefore no impairment charge was required.

If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets are reviewed for impairment annually at each year-end and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If impairment is determined to exist, the assets are reported at the lower of carrying value or net recoverable amount. Any impairment charges would be recorded in the consolidated statement of operations.

5 - ACCOUNTS RECEIVABLE

                                             March 31, 2004        May 31, 2003
                                        ----------------------------------------
                                                          $                   $
Trade accounts receivable                         1,043,122             287,962
Allowance for doubtful accounts                     (34,268)            (31,251)
Other (Note 10)                                      13,772              25,560
                                        ----------------------------------------
                                                  1,022,626             282,271
                                        ========================================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


6 - PROPERTY AND EQUIPMENT


                                                                       Accumulated
March 31, 2004                                         Cost           depreciation       Net book value
                                            -----------------------------------------------------------
                                                          $                    $                     $

Computer equipment                                  803,758              610,682               193,076
Software                                             50,034               40,428                 9,606
Technology platform                                 647,055              331,763               315,292
Office furniture and equipment                      198,323              119,156                79,167
Voice communications equipment                       20,560               20,560                     0
Leasehold improvements                              111,350              106,968                 4,382

                                            -----------------------------------------------------------
                                                  1,831,080            1,229,557               601,523
                                            ===========================================================


                                                                       Accumulated
May 31, 2003                                          Cost             depreciation    Net book value
                                            ----------------------------------------------------------
                                                         $                       $                  $

Computer equipment                                 616,885                 461,908            154,977
Software                                            44,367                  32,599             11,768
Office furniture and equipment                     120,740                  68,736             52,004
Voice communications equipment                      19,664                  16,711              2,953
Automobiles                                          6,996                   2,702              4,294
Leasehold improvements                             106,306                  86,550             19,756
Office furniture and equipment
under capital leases                               136,478                 101,664             34,814
                                            ----------------------------------------------------------
                                                 1,051,436                 770,870            280,566
                                            ==========================================================


ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


7 - INTANGIBLE ASSETS


                                             Accumulated         Net book
March 31, 2004                    Cost      amortization            value
                           -----------------------------------------------
                                    $                 $                 $

Customer list                   72,143           58,631            13,512
Core technology                994,122           26,724           967,398
Customer relationships         507,206           45,450           461,756
                           -----------------------------------------------
                             1,573,471          130,805         1,442,666
                           ===============================================



                                             Accumulated         Net book
May 31, 2003                   Cost         amortization            value
                           ----------------------------------------------
                                    $                 $                 $

Customer list                69,001              46,129            22,872
                           ==============================================



Aggregate amortization expense for each of the next five years is estimated to be:
                                                $
                        2005              540,027
                        2006              320,681
                        2007              196,000
                        2008              196,000
                        2009              169,656


8 - ACCRUED LIABILITIES



                                               March 31        May 31,
                                                   2004           2003
                                          -----------------------------
                                                      $              $

Employee related accruals                       102,594        106,302
Professional fees                               199,991         81,583
Severance                                             -          5,746
Interest                                              -         81,734
Withholding tax accrual                          76,260         73,073
Printing expense                                      -        165,031
Trade                                           431,534              -
Other                                            65,628         37,226
                                          -----------------------------
                                                876,007        550,695
                                          =============================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


9 - CAPITAL LEASE OBLIGATIONS

The obligations under capital leases of $NIL (2003 - $12,696), subject to interest at varying rates between 13% and 17% matured in 2004. Interest included in minimum lease payments amount to $NIL (2003 - $410).

10 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Included in other accounts receivable at March 31, 2004 is $NIL ($18,168 at May 31, 2003) due from the Corporation's chief executive officer and majority shareholder.

DUE TO RELATED PARTIES

In April 2002, the Corporation's chief executive officer and majority shareholder, loaned approximately $630,000 to ZIM. The loan had an interest rate of 5% per annum and was repaid on January 7, 2004, through the conversion of the debt into equity.

Commencing in May 2002, 160879 Canada, Inc., a corporation owned by the spouse of the Corporation's chief executive officer and majority shareholder, loaned approximately $2.7 million to ZIM. These loans had an interest rate of 5% per annum and were repaid on January 7, 2004, through the conversion of debt into common shares of ZIM.

On January 7, 2004, the Board of Directors approved the conversion of the $630,000 debt held by the Corporation's chief executive officer and majority shareholder and the $2.7 million debt held by 160879 Canada Inc. to common shares based on the last closing price of our common shares on the Over-the-Counter Bulletin Board. The total amount due, with interest, was $3,960,950. The share price used in the conversion was $0.43, resulting in 9,211,511 common shares being issued to the Corporation's chief executive officer and majority shareholder and to 160879 Canada Inc.

11 - SHAREHOLDERS' EQUITY

Transactions for the periods include the following:

The Corporation issued 728,300 common shares in the ten months ended March 31, 2004 pursuant to the exercise of stock options by employees. In the year ended May 31, 2003 8,333 common shares were issued pursuant to the exercise of stock options by an employee.

On January 7, 2004, the Board of Directors of ZIM approved the conversion of all amounts due to related parties, in return for 9,211,511 common shares of the Corporation (see note 10).

On January 30, 2004, the Corporation completed a non-brokered private placement of 1,150,006 units at $0.75 per unit, for total gross proceeds of $862,505 and net proceeds of $819,587. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to January 31, 2005. The units were issued to unaffiliated persons, except that James Stechyson, a member of our Board of Directors, purchased 50,000 of the units.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


In connection with the acquisition of EPL, the Corporation issued 4,000,000 common shares to the shareholders of EPL.

ADDITIONAL PAID IN CAPITAL

During the year ended May 31, 2003, the Corporation issued options in settlement of a contingency, and as a result, additional paid in capital has been increased by $117,614 (note 3).

The fair value was estimated using the Black-Scholes option pricing model with the following assumptions: Dividend yield

Dividend yield                                                    Nil
Expected volatility                                              104%
Risk-free interest rate                                         3.18%
Expected life                                              2.00 years


During the year ended May 31, 2003, the Corporation modified certain stock options granted to employees to allow them to retain the original award upon a change in status from employee to non-employee. As a result, the Corporation recorded a non-cash compensation expense of $27,144, which represents the fair value of the stock options at the date of change in status.

Dividend yield                                                    Nil
Expected volatility                                               81%
Risk-free interest rate                                         3.48%
Expected life                                               1.58 year


12 - STOCK OPTIONS

Under the Corporation's Stock Option Plan, the Corporation may grant options to its officers, directors and employees for up to 22,200,000 common shares. As at March 31, 2004, 12,550,071 options were outstanding under the Stock Option Plan. In addition, 8,285,000 options were issued in prior periods outside of the Corporation's stock option plan. Stock options are granted with an exercise price equal to the common shares' fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

Early in 2004, the Board of Directors reviewed directors' compensation. It was noted that, historically, the members of the Board were issued options but that, because of the Corporation's on-going need to comply with securities regulations and the time it took to establish a market for the underlying shares, there have been limited opportunities for members of the board to exercise their options within the lifetime of the options. As a result, on February 5, 2004, the Board extended the life of 6,110,000 options to February 2007.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


A summary of the status of the stock options is as follows:


                                                        March 31, 2004                        May 31, 2003



                                                  Number of           Weighted        Number of          Weighted
                                                    options            average          options           average
                                                outstanding     exercise price      outstanding    exercise price
                                             --------------------------------------------------------------------
                                                                             $                                  $
Options outstanding, beginning of period         14,863,332               0.76       15,306,665              0.76
Granted                                           7,395,539               0.69                -                 -
Exercised                                          (728,300)              0.46           (8,333)             0.76
Forfeited                                          (695,500)              0.76         (435,000)             0.76
                                             ----------------------------------   -------------------------------
Options outstanding, end of period               20,835,071               0.75       14,863,332              0.76
                                             ==================================   ===============================



The following table represents a summary of the options outstanding as at March 31, 2004:


                                                    Weighted
                                       Number        average     Weighted               Number       Weighted
                               outstanding at      remaining      average       exercisable at        average
           Range of exercise         March 31,   contractual     exercise            March 31,       exercise
                   prices                2004           life        price                 2004          price
              -----------------------------------------------------------       ------------------------------
                        $                              Years            $                                   $
                0.38-0.50           2,193,507           2.34         0.39            2,193,507           0.39
                0.70-0.76          12,238,550           1.92         0.76           12,238,550           0.76
                0.84-0.85           6,403,014           1.66         0.84            6,403,014           0.84

                          ------------------------------------------------      ------------------------------
                                   20,835,071           1.88          0.75          20,835,071           0.75
                          ================================================      ==============================



13 - INTEREST

                          TEN MONTHS     TEN MONTHS    YEAR ENDED
                               ENDED          ENDED       MAY 31,
                           MARCH 31,      MARCH 31,          2003
                                2004           2003
                           (Audited)     (Unaudited)     (Audited)
                        ------------    -----------    -----------
                                  $               $             $
Interest expense             90,883          49,140        81,591
Interest income              (2,248)        (15,849)      (16,262)
                        ------------------------------------------
Total                        88,635          33,291        65,329
                        ==========================================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


14 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows



                                                                Ten months         Ten months            Ten months
                                                               ended March        ended March             ended May
                                                                  31, 2004           31, 2003              31, 2003
                                                                (Audited)          (Unaudited)           (Audited)
                                                                        $                    $                    $
Tax rate                                                           36.47%               37.79%               37.79%
Expected Canadian Income Tax Recovery                           (721,874)            (541,715)            (643,481)
Change in valuation allowance for
originating temporary differences and loss carryforwards         713,058              534,837              622,709
Difference between Canadian and foreign tax rates                 11,679                2,510               14,426
Non-deductible stock option benefits                                   -                    -               10,493
Other                                                             32,787                4,368
Refundable income tax credits                                   (342,418)            (187,983)            (247,127)
                                                        -----------------    -----------------     ----------------
                                                                (306,768)            (187,983)            (242,980)
                                                        =================    =================     ================


The change in valuation allowance for originating temporary differences and loss carry forwards is calculated in the reconciliation above using the rate shown in the table. The rate at which such amounts may be realized as disclosed as part of a deferred tax asset and related valuation allowance takes into account the enacted tax rate decreases over the expected period of realization.

Income tax recovery of $306,768 for the ten months ended March 31, 2004 and $242,980 for the year ended May 31, 2003 relates to refundable income tax credits receivable, partially offset by income taxes paid by the Corporation's Brazilian subsidiary.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)



                                                                    March           May 31,
                                                                 31, 2004              2003
                                                              -----------------------------
                                                                        $                $
Temporary differences
 Loss carryforwards                                             2,466,926        1,244,482
 Property and equipment - differences in
 net book value and unamortized capital                           137,716           45,303
 Intangible assets - differences in net book
 value and tax basis                                             (266,179)
 Other                                                            (24,928)         122,050
                                                              ------------     ------------
Gross deferred tax asset                                        2,313,535        1,411,835
Valuation allowance                                             2,313,535        1,411,835
                                                              ------------     ------------
Net deferred tax asset                                                  -                -
                                                              ============     ============


The Corporation has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:


                   Federal              Provincial
  -------------------------------------------------


                          $                     $
   2005             808,460               845,209
   2006             327,918               370,280
   2007             335,112               335,112
   2008           2,163,150             2,077,243
   2009           1,499,767             1,499,767
   2010             618,993               633,743
   2011           1,073,324             1,073,324
        --------------------    ------------------
                  6,826,724             6,834,678
        ====================    ==================


As at March 31, 2004, the Corporation had accumulated unclaimed federal and provincial scientific research and experimental development deductions of approximately $1,960,952 and $2,465,965 respectively ($1,500,000 and $1,850,000 in 2003). This amount can be carried forward indefinitely to reduce income taxes payable in future years.

The Corporation has federal scientific research and experimental development credits available to reduce income taxes in Canada which expire in the following years:

             $
        ----------
2010      13,786
2011     270,129
2012       1,734
        ----------
         285,649
        ==========

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


For the ten months ended March 31, 2004, the Corporation recorded an amount of $342,418 and $247,127 for the year ended May 31, 2003 of investment tax credits.

15 - LOSS PER SHARE

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options and the special shares been converted, the effect on the loss per share would be anti-dilutive.

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

                      MARCH 31, 2004       MARCH 31, 2003        MAY 31, 2003
                    ----------------------------------------------------------
Stock options              2,118,000           14,800,000          14,800,000
Special shares                     -            5,163,500           5,163,500



16 - FINANCIAL INSTRUMENTS

RISK MANAGEMENT ACTIVITIES

The Corporation operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates.

FOREIGN EXCHANGE RISK MANAGEMENT

Accounts receivable include the following amounts receivable in their source currency:

                           March 31, 2004        May 31, 2003
                      -----------------------------------------

Canadian dollars              150,838               16,416
US dollars                     79,040              121,646
Brazilan reals                571,049              441,806
British pounds                345,013                    -

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


Accounts payable include the following amounts payable in their source currency:

                            March 31,,2004     May 31, 2004
                           ---------------------------------

Canadian dollars               138,754           113,827
US dollars                       3,979             4,934
Brazilan reals                  40,783            56,573
British pounds                 183,358               -







CONCENTRATION OF CREDIT RISK

The Corporation is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. Credit exposure is minimized by dealing with only creditworthy counterparties in accordance with established credit approval policies.

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

                                                   March 31            May 31,
                                                       2004               2003
                                              ---------------------------------

Canada                                                  11%                19%
North and South America, excluding Canada               23%                59%
Great Britain                                           62%                 0%
Europe, excluding Great Britain                          3%                19%
Other                                                    1%                 3%
                                              ---------------------------------
                                                       100%               100%
                                              =================================

Revenue from one customer of ZIM's SMS division, Vodafone, represents approximately $233,790 of the Corporation's consolidated revenues. Accounts receivable from Vodafone at March 31, 2004 were $169,768 (nil in 2003).

FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short periods to maturity of the instruments.

The fair value of the due to related parties could not be determined since it is practically impossible to find a financial instrument on the market having substantially the same economic characteristics.

The following methods and assumptions were used to estimate the fair value of capital lease obligations: At the present value of contractual future payments, capital lease obligations were discounted at the current market rates of interest available to the Corporation for the same or similar debt instruments.

The fair value of capital lease obligations for 2003 approximates the carrying value.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


17 - COMMITMENTS AND CONTINGENCIES
OPERATING LEASE COMMITMENTS

The Corporation has the following lease commitments relating to facilities and equipment:

                               $
                            -------------
          2005                   167,609
          2006                   145,820
          2007                   135,240
          2008                    56,677
                            -------------
                                 505,346
                            =============

For the ten months ended March 31, 2004, rent expense was $171,360 ($139,180 (unaudited) for the ten months ended March 31, 2003 and $187,005 for the year ended May 31, 2003).

GOVERNMENT ASSISTANCE

During the year ended May 31, 2002, the Corporation received $78,412 from the Canadian International Development Agency for the purpose of undertaking a viability study of acquiring Zim Technologies do Brasil Ltda. The amount has been recorded in the consolidated statement of earnings as a reduction in selling, general and administrative expenses. The amount is repayable, based on 1% of Zim Technologies do Brasil Ltda.'s revenues from July 23, 2001 to May 31, 2005 to a maximum of $78,413, if revenues realized by Zim Technologies do Brasil Ltda. exceed $3,646,973 cumulatively.

OTHER

The Corporation is committed to pay an arm's length third party $75,000 upon the listing of ZIM Corporation's common shares on a national securities exchange selected by ZIM Corporation's board of directors.

Zim Technologies do Brasil Ltda. may be subject to the Contribution of Intervention on Economic Domain tax on values remitted abroad. However, the Corporation's management intends to contest this assessment if issued. Consequently, no provision has been accounted for in that respect. If an assessment is issued and the Corporation is unsuccessful at contesting the assessment, the resulting settlement would not have a material impact on the consolidated financial statements of the Corporation.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


18 - SEGMENT REPORTING

Management has determined that the Corporation operates in two reportable segments: enterprise software and Short Message Service (SMS). Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications. SMS involves providing SMS applications and services.

The following table sets forth external revenues attributable to these product lines: The following table sets forth segment assets used by each product line


                            Ten months         Ten months            Year
                           ended March        ended March       ended May
                              31, 2004           31, 2003        31, 2003
                            (Audited)          (Unaudited)      (Audited)
                         -------------      ------------    -------------
Revenue                             $                  $                $
  SMS                         750,325             64,122           89,349
  Software                  1,356,774          1,252,378        1,582,522
                         -------------      ------------    -------------
Total revenue               2,107,099          1,316,500        1,671,871
                         =============      ============    =============



The following sets forth segment assets used by each product line

                                March 31, 2004      May 31, 2003
                              ------------------------------------
                                             $                  $
Segment Assets
  SMS                                5,705,354
  Software                           1,040,811          1,777,036
                              -----------------  -----------------
Total Segment Assets                 6,746,165          1,777,036
                              =================  =================

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


                            Ten months         Ten months
                           ended March        ended March     Year ended May
                              31, 2004           31, 2003           31, 2003
                            (Audited)          (Unaudited)         (Audited)
                         ----------------------------------------------------
                                    $                $                     $
Revenues
  Canada                      251,301          220,307               283,279
  Brazil                      915,585          648,442               812,020
  United States               192,999          229,204               249,814
  United Kingdom              605,215
  Australia                     8,976           48,438                50,520
  Europe                      133,015          164,702               270,543
Other                               8            5,407                 5,695
                         -------------    -------------          ------------
Total revenue               2,107,099        1,316,500             1,671,871
                         =============    =============          ============

Long-lived assets
  Canada                      244,784                                261,177
  Brazil                      513,933                                510,971
  United Kingdom            3,683,092
                         -------------                           ------------
Total long-lived assets     4,441,809                                772,148
                         =============                           ============


19 - COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

20 - SUBSEQUENT EVENTS

On April 1, 2004 ZIM Corporation and one of its wholly owned subsidiaries, ZIM Technologies International Inc. amalgamated into ZIM Corporation. The current presentation fully consolidates this subsidiary therefore there will be no impact on the consolidated financial statements, as a result of this amalgamation.

21 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) SFAS NO. 150

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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Expressed in US dollars)


(ii) SFAS NO. 149

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

(iii) SFAS NO. 148

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The Statement is effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires new disclosures about the effect of stock-based employee compensation on reported results. The Statement requires that effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 permits several ways of transitioning to the Fair Value method of accounting for stock-based compensation, however the Statement does not require that companies discontinue the intrinsic value method of accounting for stock-based compensation. The Corporation will continue to use the intrinsic value method of accounting for stock-based compensation and has adopted the disclosure requirements of the Statement.

(iv) FINANCIAL INTERPRETATION NO. 46

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

ITEM 8A. CONTROLS AND PROCEDURES.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Corporation's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of the Corporation's consolidated financial statements for the ten months ended March 31, 2004, the Corporation's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These consist of, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weaknesses is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Corporation considered these matters in connection with the period-end closing of accounts and preparation or related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

The size of the Corporation have prevented us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Also during the 2004 fiscal period, we became aware of the need to perform additional review procedures on internally generated documents that result in adjusting journal entries and disclosures. To address these deficiencies, we hired a Controller effective March 15, 2004 and we will continue to monitor and assess the costs and benefits of additional staffing in the finance department. We have also taken the following actions with regard to our internal controls, which include, among other things:

o    Adopting a Code of Ethics applicable to the CEO and Senior Financial
     Officers;
o    Adopting a Code of Business Ethics for all employees;
o Recognizing and communicating to managers and employees the duties and responsibilities of the Audit Committee, as well as appointing a financial expert to the Audit Committee and developing an Audit Committee Charter;
o    Restructuring the finance department with an emphasis on accountability;
o Increasing supervisory and management review procedures during the month-end closing process;
o Developing an electronic system for all customer transactions, with an emphasis on controls and authority;
o Developing and implementing an operational plan and budget for fiscal 2005, including regular management meetings and updates; and
o    Revising the approval and signing authorities for the Corporation.

In response to the observations made, the Corporation will (i) expand the scope of the review of the financial statements on a monthly basis and (ii) will implement certain enhancements to its internal controls and procedures, during fiscal 2005 which it believes will address the matters raised above.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's controls and procedures were effective, except as noted above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the board of directors and directorships in other publicly held companies.

NAME                     AGE     POSITION WITH ZIM

Dr. Michael Cowpland     60      President, Chief Executive Officer and Director
Tony Davidson            44      Chief Technology Officer
Jennifer North           38      Chief Financial Officer
William Parisi           46      Vice President Business Development
Roberto Campagna         26      Vice President Mobile Sales
Debbie Weinstein         44      Secretary
Steven Houck             34      Director
Charles Saikaley         45      Director
James Stechyson          39      Director
Donald Gibbs             58      Director

Michael Cowpland has served as President and Chief Executive Officer since February 2001. In 1973, Dr. Cowpland co-founded Mitel Corporation (formerly NYSE:MTL) and was the company's Chief Executive Officer for 10 years. During Dr. Cowpland's tenure as CEO, Mitel's sales reached $300 million before it was acquired by British Telecom in 1984. After the acquisition of Mitel, Dr. Cowpland founded Corel Corporation (formerly NASDAQ:CORL), a company that evolved into one of the world's leading providers of office productivity software. Corel was widely recognized for its WordPerfect Office Suite, and its PC graphics application, Corel Draw. Dr. Cowpland served as President of Corel from 1995 to January 2001. Dr. Cowpland began his career in 1964 at Bell Northern Research. Dr. Cowpland received a Bachelor of Science and Engineering from the Imperial College (London), a Masters of Engineering from Carleton University and Ph.D. in Engineering from Carleton University (Ottawa, Canada).

Tony Davidson has served as the Vice-President of Engineering and Chief Technology Officer since March 2002 and April 2002, respectively. He started his career in the field of medical research. In 1991, Mr. Davidson joined Corel Corporation where he participated in the development of a wide range of commercial products covering a variety of genres including medical and entertainment products to digital stock photography and CDROM mastering software. This eventually led to his heading up Corel's Multimedia Division in the role of Executive Director. In 1996, Mr. Davidson joined Vorton Technologies as Executive Vice President and Chief Technology Officer. He left Vorton in June 2001 to join ZIM. In his role as VP Engineering at ZIM, he is responsible for the technical direction of all new and current ZIM products. Mr. Davidson is a graduate of Applied Arts and Technology Program of St. Lawrence College in Kingston, Canada, and has over twenty years of experience developing software and applications using both low and high level languages.

Jennifer North has been the Chief Financial Officer since June 2003. Prior to joining ZIM Corporation, Ms. North worked as a financial consultant assisting high growth technology companies to develop corporate and financial strategies. From 1996 to 2001, Ms. North was the Corporate Controller of World Heart Corporation, a Canadian public company trading on both NASDAQ and the Toronto Stock Exchange. She obtained her chartered accountant designation in 1989.

William Parisi has over 20 years of senior management experience in advanced telecommunication services. Before joining ZIM he held the position of Vice President Marketing and Business Development for Zinilin Inc., and a number of senior management roles within the BCE family, including Assistant Vice President of Emerging Services. Mr. Parisi has served as Vice President responsible for Business Development since joining ZIM in April of 2001. His academic background includes Bachelors and Masters Degrees in Engineering and Marketing obtained through studies at the University of Southern California, Concordia University of Montreal, and the Chinese University of Hong Kong.

Roberto Campagna is responsible for enhancing our relationships with top wireless operator networks and extending our network of wireless-focused partners and suppliers. Mr. Campagna brings a wealth of software industry knowledge to his position, having previously worked in similar roles, lastly at Corel Corporation. During his four years at Corel he held increasingly more senior positions with the international sales organization, most recently serving as Regional Director of Latin America. In this capacity, Mr. Campagna was responsible for driving Corel's enterprise, retail and OEM sales and services strategies for the Latin America region, in addition to promoting policies and programs designed specifically for the company's largest enterprise customers. Mr. Campagna speaks four languages and he holds a Bachelor in International Business and Trade.

Debbie Weinstein has been Secretary of the Corporation since January 2004. Ms.Weinstein is a co-founding partner of LaBarge Weinstein LLP, a business law firm. Ms. Weinstein's practice encompasses the representation of emerging growth companies, established public and private technology businesses, venture capital funds and investment bankers. She has represented issuers and underwriters in numerous Canadian and U.S. public offerings and has substantial experience in venture capital, financing transactions and mergers and acquisitions. Ms. Weinstein is a 1983 graduate of Osgoode Hall Law School and was called to the Bar of Ontario in 1985. Prior to co-founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of Blake Cassels & Graydon in Ottawa, Canada from 1991 to 1997 and was, prior to her departure, administrative partner of that office and on the firm's national partnership committee.

Steven Houck has served as a director since April 2001. From 1995 to early 2004, Mr. Houck held various positions with Corel Corporation. Prior to his service to Corel, he founded Worldview Technologies, a company specializing in multimedia design and authoring and served as its CEO until 1995. He received a Bachelors Degree in Business Administration from Florida Atlantic University.

Charles Saikaley has served as a director of ZIM since June 1, 2003 and previously was a director of ZIM Technologies since May 2001. Since 1990, Mr. Saikaley has been a partner in the law firm of Lang Michener based in Ottawa, Canada. He practices in the area of real estate, providing advice in all aspects of the purchase and sale of residential and commercial real estate as well as commercial leases, commercial mortgages and business arrangements. He is a member of the firm's business law, franchise law and real estate law groups. He is a member of the Canadian Bar Association and the Law Society of Upper Canada. Mr. Saikaley received a Bachelor of Business Administration from the University of Ottawa (1979) and a Bachelor of Laws from the University of Ottawa in 1982.

James Stechyson has served as a director and Chairman of ZIM since June 1, 2003. He also served as a director of ZIM Technologies since January 1998 and was appointed into the position of chairman in May 2001. From 1990 to September 2003 he was the President of OM Video, Inc., a major hardware sales and systems integrator of professional video and presentation technology based in Ottawa, Canada. He is a charter member of the Innovators Alliance of Ontario, a government sponsored organization for the Chief Executive Officers of leading growth firms. He is also the recipient of the Ottawa Carleton Board of Trade Young Entrepreneur of the Year Award.

Donald R. Gibbs has been a director of ZIM since July 2003. He also serves as the Chairman of our Audit Committee. Since 2002, Mr. Gibbs has been the Chief Executive Officer of a Montreal based technology corporation, Original Solutions Inc., which test and inspects assembled printed circuit board business. Since 1970, Mr. Gibbs has held senior financial executive positions in Mitel Corporation, Cognos Inc., Gandalf Systems Corporation, Positron Fiber Systems Inc., Gorilla Capital Inc. and VIPswitch Inc. He currently serves as a Director of Original Solutions Inc. Mr. Gibbs received his Bachelor of Commerce degree from the University of Ottawa and holds a professional designation as a Certified Management Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Audit Committee and a Compensation Committee. We do not have a Nominating Committee. In the absence of such a committee, the Board as a whole considers individuals to recommend to the Board for inclusion among management's nominees and considers corporate governance issues. The Board will consider director candidates recommended by shareholders if the name and qualifications of candidates are timely presented to the Board.

The Audit Committee's functions include evaluating, and recommending to the Board the engagement of, ZIM's independent auditors, reviewing the results of their audit findings, and monitoring on a periodic basis the internal controls of ZIM. The Audit Committee has a formally approved written charter. The Audit Committee currently consists of Donald Gibbs as the Chair, and designated financial expert, Jim Stechyson and Charles Saikaley. The Audit Committee held three meetings during the fiscal period.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of our records, we are not aware of any of our officers or directors that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the ten-month fiscal period ended March 31, 2004.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

We have a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer, as well as to other senior management and senior financial staff of ZIM, and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Interested persons can obtain a copy of our Code of Ethics by writing to: Investor Relations c/o 20 Colonnade Road, Ottawa, Ontario K2E 7M6 or by visiting our web-site at www.zim.biz.

ITEM 10. EXECUTIVE COMPENSATION.

The table below provides detailed information on the compensation of the Chief Executive Officer for services rendered for the fiscal period ended March 31, 2004 and the fiscal years ended on May 31, 2003 and May 31, 2002. No executive officer or employee received compensation in excess of $100,000 for the fiscal period ended on March 31, 2004 or the fiscal years ended on May 31, 2003 and 2002.

SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                            Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                            Annual Compensation                       Awards                    Payouts
--------------------------------------------------------------------------------------------------------------------------------
        (a)          (b)     (c)     (d)           (e)              (f)               (g)             (h)            (i)
--------------------------------------------------------------------------------------------------------------------------------
Name and Principal                                               Restricted       Securities
                                             Other Annual          Stock          Underlying         LTIP         All Other
     Position               Salary  Bonus    Compensation         Award(s)       Options/SARs       Payouts     Compensation
                    Year     ($)     ($)          ($)                ($)             (#)              ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------
 Michael
 Cowpland,          2004         -       -         -                  -              2,497,789           -                 -
 President and      2003         -       -         -                  -                 -                -                 -
 Chief              2002         -       -         -                  -              1,208,332           -                 -
 Executive
 Officer
--------------------------------------------------------------------------------------------------------------------------------


                                                % of total
                                                   options
                                                granted to                   Exercise price     Market value
                                Securities    employees in                        ($/common        ($/common      Expiration
Name            Fiscal year   under option  financial year                           share)           share)            date
-----------------------------------------------------------------------------------------------------------------------------

Michael
Cowpland               2004      2,497,789             34%       1,441,072             0.82           0.82         09-Jun-06
                                                                   133,340             0.82           0.82         08-Jul-06
                                                                    62,503             0.82           0.82         07-Aug-06
                                                                     6,667             0.82           0.82         07-Oct-06
                                                                   706,702             0.38           0.38         23-Nov-06
                                                                   100,005             0.48           0.48         17-Dec-06
                                                                    47,500             0.75           0.75         15-Jan-07

                       2003            NIL                               -                -                -               -

                       2002      1,208,332             30%         100,000             0.76           0.76         04-Feb-07
                                                                   135,000             0.76           0.76         04-Feb-07
                                                                    76,650             0.76           0.76         04-Feb-07
                                                                   133,350             0.82           0.82         17-Sep-04
                                                                   193,333             0.82           0.82         20-Sep-04
                                                                    66,667             0.82           0.82         01-Oct-04
                                                                    33,333             0.82           0.82         07-Nov-04
                                                                    33,333             0.82           0.82         07-Nov-04
                                                                    10,000             0.82           0.82         09-Dec-04
                                                                   263,333             0.82           0.82         01-Jan-05
                                                                    43,333             0.82           0.82         19-Feb-05
                                                                   120,000             0.82           0.82         01-May-05

OPTIONS GRANTED OR EXERCISED DURING FISCAL 2004, 2003 AND 2002

The following table sets forth information regarding options granted to the Chief Executive Officer during the fiscal period ending March 31, 2004 and the fiscal years ended May 31, 2003 and 2002.


-------------------------------------------------------------------------------------------------------------------------------
                                           Shares                     Number of securities       Value of unexercised in-the-
                                         acquired      Value on     underlying unexercised           money option at FY end
    Name                               /exercised  realized ($)    options at period end (#)                          ($) (1)
                                                                  Exercisable    Unexercisable   Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------------


Michael Cowpland               2004           NIL           NIL     2,497,789                -        86,804            -
                               2003           NIL           NIL             -                -            -             -
                               2002           NIL           NIL     1,208,332                -            -             -


(1) The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of common shares underlying the option by the difference between the exercise price of the option and the market price of the Corporation's common shares as quoted on the OTCBB on May 18, 2004 ($0.50).

COMPENSATION OF DIRECTORS

ZIM's directors who are not also employees are reimbursed for reasonable travel expenses related to attendance at Board meetings. No other fees are paid for attendance at meetings of the Board or their Committees. Each director is also awarded for his first year of service as a director, 200,000 stock options to purchase ZIM's common shares at fair market value at date of the option grant.

During the ten-month fiscal period ended March 31, 2004, each of the Board members received the following option grants

DATE OF GRANT        EXPIRY DATE            PRICE            NUMBER OF OPTIONS
-------------------------------------------------------------------------------
                                                $
24-Nov-03            23-Nov-06               0.38                   20,000.00
16-Jan-04            15-Jan-07               0.75                   10,000.00
07-Apr-04            06-Apr-07               0.69                   10,000.00


REPORT ON REPRICING OF OPTIONS/SARS

Early in 2004, the Board of Directors reviewed directors compensation. It was noted that, historically, the members of the Board were issued options but that, because of the Corporation's on-going need to comply with securities regulations and the time it took to establish a market for the underlying shares, there have been limited opportunities for members of the Board to exercise their options within the lifetime of the options. As a result, on February 5, 2004, the Board extended the life of 6,110,000 options to February 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of June 8, 2004, the number and percentage of our outstanding common shares which are beneficially owned, directly or indirectly, by:

- each person who is the beneficial owner of 5% or more of our outstanding common shares;
-    each director and executive officer of ZIM Corporation; and
-    all directors and executive officers of ZIM Corporation as a group.

In accordance with the Rules and Regulations of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of March 31, 2004. Unless otherwise indicated, the persons listed are deemed to have sole voting and investment power over the shares beneficially owned.


----------------------------------------------------------------------------------------------------------------
                                                                                        Common shares
Name                      Title                                                   Number           Percentage
----------------------------------------------------------------------------------------------------------------
Michael Cowpland          President and CEO                                   37,806,282     (1)          58%
Tony Davidson             Chief Technology Officer                               450,000     (2)           1%
Jennifer North            Chief Financial Officer                                362,500     (3)           1%
Bill Parisi               Vice President of Business Development                 332,500     (4)           1%
Roberto Campagna          Vice President of Retail Sales                         320,000     (5)           1%
Debbie Weinstein          Secretary                                              100,000     (6)           0%
Steven Houck              Director                                               240,000     (7)           0%
James Stechyson           Director                                               720,000     (8)           1%
Charles Saikaley          Director                                               240,000     (9)           0%
Donald Gibbs              Director                                               240,000    (10)           0%
                                                                              -----------           ---------
All executive officers and officers as a group (10 persons)                   40,811,282                  74%
                                                                              ===========           =========


(1) The beneficial ownership of Michael Cowpland consists of 18,645,320 common shares owned directly by Dr. Cowpland, 9,558,621 common shares which Dr. Cowpland has the right to acquire under outstanding stock options, 1,000,000 common shares owned by Dr. Cowpland's spouse, 8,299,848 common shares owned by a company controlled by Dr. Cowpland's spouse, and 302,493 common shares owned by the minor children of Dr. Cowpland and his spouse. Dr. Cowpland disclaims beneficial ownership of the shares held by his wife and the company controlled by his wife and the shares held by his minor children.

(2) The beneficial ownership of Tony Davidson consists of 450,000 common shares which he has a right to acquire under presently exercisable stock options.

(3) The beneficial ownership of Jennifer North consists of 362,500 common shares which she has a right to acquire under presently exercisable stock options.

(4) The beneficial ownership of William Parisi consists of 332,500 common shares which he has a right to acquire under presently exercisable stock options.

(5) The beneficial ownership of Roberto Campagna consists of 320,000 common shares which he has a right to acquire under presently exercisable stock options.

(6) The beneficial ownership of Debbie Weinstein consists of 100,000 common shares which she has a right to acquire under presently exercisable stock options.

(7) The beneficial ownership of Steven Houck consists of 240,000 common shares which he has a right to acquire under presently exercisable stock options.

(8) The beneficial ownership of James Stechyson consists of 450,000 common shares owned directly, 220,000 common shares which he has a right to acquire under presently exercisable stock options, and 50,000 shares issuable upon exercise of presently exercisable warrants.

(9) The beneficial ownership of Charles Saikaley consists of 240,000 common shares which he has a right to acquire under presently exercisable stock options.

(10) The beneficial ownership of Donald Gibbs consists of 240,000 common shares which he has a right to acquire under presently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2002, Dr. Michael Cowpland, and other members of Dr. Cowpland's family, purchased 1,000,000 special shares of ZIM Technologies for a price of approximately $687,500. All special shares were converted into common shares on June 1, 2003.

In April 2002, Dr. Michael Cowpland loaned approximately $630,000 to ZIM. The loan had an interest rate of 5% per annum and was repaid on January 7, 2004, through the conversion of the debt into equity.

Commencing in May 2002, 160879 Canada, Inc., a corporation owned by the spouse of Dr. Michael Cowpland, loaned funds in Canadian Dollars to ZIM Technologies. These loans had an interest rate of 5% per annum and were repaid on January 7, 2004, through the conversion of debt into common shares of ZIM. Advances, tranlated to US dollars at the historical rates, all with interest at a rate of 5% per annum and repayable on demand, were, as follows:

                    31-May-02                      $260,000
                    29-Aug-02                       257,000
                    5-Nov-02                        193,000
                    28-Nov-02                       127,000
                    25-Feb-03                       268,000
                    28-May-03                       361,000
                    8-Aug-03                        287,000
                    8-Oct-03                        300,000
                    24-Nov-03                       303,000
                    7-Jan-04                        388,000

ZIM received approximately $2.7 million in total funds from 160879 Canada Inc.

On January 7, 2004, the Board of Directors approved the conversion of the debt held by Dr. Cowpland by 160879 Canada Inc. to common shares based on the last closing price of our common shares on the Over-the-Counter Bulletin Board. The total amount due in Canadian dollars, translated at the US exchange rate on January 7, 2004, with interest, was $3,960,950. The share price used in the conversion was $0.43, resulting in 9,211,511 common shares being issued to Dr. Cowpland and to 160879 Canada Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

See attached list of exhibits on page 59.

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the period March 1, 2004 to March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     During the most recent two periods, we incurred audit, audit related, tax and other fees with our principal auditors, Raymond Chabot Grant Thornton General Partnership, as follows:

                                         Ten months      Year ended May
                                    ended March 31,            31, 2003
                                               2004
                                 ------------------- -------------------
                                                  $                   $
Audit fees                                  138,232              92,777
Audit related fees                           22,416              35,741
Tax fees                                     33,624               5,738
Other fees                                   11,208              14,788
                                 ------------------- -------------------
Total fees                                  205,480             149,044
                                 =================== ===================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZIM Corporation
(Registrant)

By  /s/ Michael Cowpland
------------------------------------
Michael Cowpland (President and CEO)


Date    June 18, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                             TITLE                       DATE

/s/ Michael Cowpland                             President, Chief Executive  June 18, 2004
------------------------------------             Officer and Director
Michael Cowpland


/s/ Jennifer North                               Chief Financial Officer     June 18, 2004
------------------------------------
Jennifer North


/s/ Steven Houck                                 Director                    June 18, 2004
------------------------------------
Steven Houck


/s/ Charles Saikaley                             Director                    June 18, 2004
------------------------------------
Charles Saikaley


/s/ James Stechyson                              Chairman and Director       June 18, 2004
------------------------------------
James Stechyson


/s/ Donald Gibbs                                 Director                    June 18, 2004
------------------------------------
Donald Gibbs


EXHIBIT INDEX

Exhibit  EXHIBIT
Number

2.1      Reincorporation Merger Agreement (1)
2.2 Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(1)
2.3 Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)
3.1      Articles of Incorporation of the Registrant(1)
3.2      By-Laws of the Registrant(1)
4.1      The Registrant's 2003 Stock Option Plan(2)
4.2      Form of Warrant Agreement(3)
10.1 Employment agreement between ZIM Technologies International, Inc. and Tony Davidson dated April 30, 2001(4)
10.3 Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(5)
10.4 ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000(1)
10.7 ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002(1)
21.1     List of subsidiaries of the Registrant(3)
31.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002(6)
31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002(6)
32.2 Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

         __________________________________

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on October 31, 2002 (333-100920) (the
                 "Form S-4")
         (2) Incorporated by reference to the Definitive Form 14A filed with the Commission on October 27, 2003
         (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 22, 2004 (333-114736) (the "2004
                 Form SB-2")
         (4) Incorporated by reference to Amendment No. 5 to the Form S-4 filed with the Commission on April 11, 2003
         (5) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 24, 2003 (333-106412) (the "2003 Form
                 SB-2")
         (6)     Filed herewith.