Form 10QSB
period 2004-06-30
ZIM CORP
filed 2004-08-13
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              (MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                       FOR THE PERIOD ENDED: JUNE 30, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO


                         COMMISSION FILE NUMBER 0-30432

                                ----------------

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

                         ------------------------------

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

--------------------------------------------------------------------------------
                          CLASS                  OUTSTANDING AT AUGUST 11, 2004
--------------------------------------------------------------------------------
Common shares                                             58,414,792
--------------------------------------------------------------------------------

Transitional Small Business Format (check one): Yes |_|    No |X|

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2004 and June 30, 2003.............................2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended June 30, 2004 and June 30, 2003.............................3

Condensed Consolidated Balance Sheets as at June 30, 2004 (Unaudited)
and March 31, 2004.............................................................4

Notes to Condensed Consolidated Financial Statements (Unaudited)...............5

Item 2.  Management's Discussion and Analysis or Plan of Operation............12

Item 3.  Controls and Procedures..............................................20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities................................................21

Item 3.  Defaults upon Senior Securities......................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Other Information....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

Signatures....................................................................23

Exhibits

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)


                                                       Three months ended   Three,months ended
                                                            June 30, 2004        June 30, 2003
                                                       ----------------------------------------
                                                               (Unaudited)          (Unaudited)
                                                                        $                    $
Revenue                                                         1,478,716              443,357
                                                       -------------------  -------------------

Expenses
     Cost of revenue                                            1,281,615               75,868
     Selling, general and administrative                        1,038,495              745,100
     Research and development                                     173,480              180,111
     Amortization of intangible assets                             67,396                5,472
                                                       -------------------  -------------------
Total operating expenses                                        2,560,986            1,006,551
                                                       -------------------  -------------------

Operating loss before income taxes and interest                (1,082,270)            (563,194)
Interest                                                            1,617               26,540
                                                       -------------------  -------------------
Operating loss before income taxes                             (1,083,887)            (589,734)
Income taxes recoverable                                          (91,684)             (73,973)
                                                       -------------------  -------------------

Net loss                                                         (992,203)            (515,761)
                                                       ===================  ===================

Basic and fully diluted loss per share                             (0.018)              (0.013)
                                                       ===================  ===================

Weighted average number of shares outstanding                  55,311,138           38,914,634
                                                       ===================  ===================

===============================================================================================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

                                                          Three months        Three months
                                                        ended June 30,      ended June 30,
                                                                  2004                2003
                                                       ---------------    ----------------

                                                          (Unaudited)        (Unaudited)
                                                                   $                  $
OPERATING ACTIVITIES
Net loss                                                    (992,203)          (515,761)
Items not involving cash:
    Depreciation of property and equipment                    78,757             49,730
    Amortization of intangible assets                        132,576              5,472
    Compensation expense                                     257,679                  -
    Changes in operating working capital                    (325,563)            43,111
                                                       --------------    ---------------
Cash flows used in operating activities                     (848,754)          (417,448)
                                                       --------------    ---------------
INVESTING ACTIVITIES
Purchase of property and equipment                           (36,015)           (41,319)
                                                       --------------    ---------------
Cash flows used in investing activities                      (36,015)           (41,319)
                                                       --------------    ---------------
FINANCING ACTIVITIES
Repayment of capital lease obligations                             -            (15,109)
Proceeds from the exercise of options                         46,600                  -
Proceeds from shares issued through a private placement      381,536                  -
Net proceeds from related parties                                  -            535,210
                                                       --------------    ---------------
Cash flows provided by financing activities                  428,136            520,101
                                                       --------------    ---------------

Effect of changes in exchange rates on cash                  (22,188)           (85,496)
                                                       --------------    ---------------
Decrease in cash                                            (478,821)           (24,162)
Cash, beginning of period                                    870,520            442,925
                                                       --------------    ---------------
Cash, end of period                                          391,699            418,763
                                                       ==============    ===============




 The accompanying notes are an integral part of these condensed consolidated financial statements.
-------------------------------------------------------------------------------------------

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

                                                                       June 30,         March 31
                                                                           2004             2004
                                                                 ---------------  ---------------
                                                                     (Unaudited)        (Audited)
                                                                              $                $
ASSETS
Current assets
     Cash                                                               391,699          870,520
     Accounts receivable, net                                         1,008,381        1,022,626
     Investment tax credits receivable                                  401,523          350,780
     Prepaid expenses                                                    41,820           60,430
                                                                 ---------------  ---------------
                                                                      1,843,423        2,304,356

Property and equipment, net                                             550,997          601,523
Intangible assets, net                                                1,283,238        1,442,666
Goodwill                                                              2,357,062        2,397,620
                                                                 ---------------  ---------------
                                                                      6,034,720        6,746,165
                                                                 ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                   498,576          491,053
     Accrued liabilities                                                591,807          876,007
     Deferred revenue                                                   327,128          369,077
                                                                 ---------------  ---------------
                                                                      1,417,511        1,736,137
                                                                 ---------------  ---------------

Shareholders' Equity

Preferred shares, no par value, non-cumulative dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Authorized unlimited shares; issued and outstanding NIL shares at June 30, 2004 and March 31, 2004.

Special shares, no par value, non-voting, participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Authorized unlimited shares; issued and outstanding NIL shares at June 30, 2004 and NIL at March 31, 2004. All special shares were converted into common shares on June 1, 2003.

Common Shares, no par value,                                         16,457,906       16,029,770
  authorized unlimited shares issued and outstanding
  56,310,581 shares at June 30, 2004 and 55,180,026 shares
  at March 31, 2004.
Additional paid-in capital (Note 6)                                   1,798,638        1,540,959
Accumulated deficit                                                 (13,241,777)     (12,249,573)
Accumulated other comprehensive loss                                   (397,558)        (311,128)
                                                                 ---------------  ---------------
                                                                      4,617,209        5,010,028
                                                                 ---------------  ---------------
                                                                      6,034,720        6,746,165
                                                                 ===============  ===============


 The accompanying notes are an integral part of these condensed consolidated financial statements.
=================================================================================================

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation ("ZIM" or the "Corporation") and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest transitional report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the ten months ended March 31, 2004 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Corporation. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS AND LIQUIDITY

The Corporation was incorporated under the Canada Business Corporations Act on October 17, 2002. The Corporation has built upon its core database technology to create an innovative solution to provide wireless data services and systems that enable people to engage in remote or mobile decision-making based on real-time interactive data communications and transactions. On April 1, 2004 the Corporation and one of its wholly owned subsidiaries, ZIM Technologies International Inc. amalgamated into ZIM Corporation.

These financial statements have been prepared on a going concern basis which assumes that the Corporation will realize the carrying value of its assets and satisfy its obligations as they become due in the normal course of operations. As at June 30, 2004 the Corporation has incurred a loss of $992,203 for the three months then ended and has incurred losses during each of the last five years. In addition, the Corporation generated negative cash flows from operations of $848,754 for the three months ended June 30, 2004 and has generated negative cash flows from operations during each of the last five years.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

3 - RELATED PARTY TRANSACTIONS

On June 25, 2004, the Corporation's Chief Executive Officer and majority shareholder, a corporation owned by the spouse of the Corporation's Chief Executive Officer and the spouse of the Corporation's Chief Executive Officer participated in a private placement of the Corporation's common shares whereby they purchased 775,789 units. The shares issued in the private placement were priced at $0.38 per unit, the market price on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

4 - SIGNIFICANT ACCOUNTING POLICIES

COST OF REVENUE

Cost of revenue includes all variable costs that are directly related to the SMS and software revenues. The prior period amounts have been reclassified to conform to the current period presentation.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Warrants issued to investors in private placements have been valued using the fair value of the equity instrument issued, as this was more readily determinable. As these warrants were issued as a cost associated with raising capital through the private placements, no entry was recorded to additional paid-in capital.



                                                           Three months           Three months
                                                         ended June 30,         ended June 30,
                                                                   2004                   2003
                                                      ------------------    -------------------
                                                             (Unaudited)            (Unaudited)
                                                                      $                      $

Net loss, as reported                                          (992,203)              (515,761)

Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                           (1,048,147)            (1,106,573)
                                                      ------------------    -------------------

Net loss, pro forma                                          (2,040,350)            (1,622,334)
                                                      ==================    ===================

Basic and diluted net loss per share:


As reported, basic and diluted                                   (0.018)                (0.013)
                                                      ==================    ===================


Net loss, pro forma per share                                    (0.037)                (0.042)
                                                      ==================    ===================



Total options granted during the three months ended June 30, 2004 and 2003, were 5,657,500 and 3,602,572 respectively. Options granted to employees during the three months ended June 30, 2004 and 2003, were 4,647,500 and 3,502,572 respectively. The fair value of options granted to employees and stock purchased under our employee stock purchase plan (ESOP) at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

Options granted to non-employees during the three months ended June 30, 2004 were 1,010,000. The fair value of stock options issued to non-employees at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

Compensation expense of $257,679 was recognized in the three months ended June 30, 2004 based on the fair value of these options.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


5 - LOSS PER SHARE

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options, the effect on the loss per share would be anti-dilutive.

The following securities have exercise prices below the market value at the quarter end and as a result could potentially dilute basic earnings per share in the future. They have not been included in diluted earnings per share because their effect was anti-dilutive:
                                          June 30, 2004         June 30, 2003
                                     ------------------- ---------------------
        Stock options                         3,823,502            14,800,000
        Warrants                              2,021,110

Total options outstanding at June 30, 2004 and 2003 were 22,737,571 and 18,465,904 respectively. Total warrants outstanding at June 30, 2004 and 2003 were 3,171,116 and NIL respectively.

6 - SHAREHOLDERS' EQUITY

The Corporation issued 120,000 common shares during the three months ended June 30, 2004 and NIL for the three months ended June 30, 2003 through the exercise of stock options by employees.

On June 25, 2004, the Corporation completed the first part of a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011. Each unit consists of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005. Of these 1,010,555 units, 775,789 were purchased by related parties.

ADDITIONAL PAID IN CAPITAL

During the three month period ended June 30, 2004, the Corporation issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $257,679.

7 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                            Three months                Three months
                                                          ended June 30,              ended June 30,
                                                                    2004                        2003
                                                             (Unaudited)                  (Unaudited)
                                                 ------------------------    ------------------------
                                                                       $                           $
Net loss, as reported                                          (992,203)                   (515,761)
Foreign currency translation adjustment                         (86,430)                   (102,125)
                                                 ------------------------    ------------------------
Comprehensive loss                                           (1,078,633)                   (617,886)
                                                 ========================    ========================



8 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the ten month period ended March 31, 2004.

The following table sets forth external revenues attributable to and used by the two identified product lines:

                                                                     Three months               Three months
                                                                   ended June 30,             ended June 30,
                                                                             2004                       2003
                                                                      (Unaudited)                (Unaudited)
                                                         ------------------------    ------------------------
                                                                               $                          $
  Revenue
     SMS                                                               1,160,070                     28,833
     Software                                                            318,646                    414,524
                                                          -----------------------        -------------------
  Total revenue                                                        1,478,716                    443,357
                                                          =======================        ===================

The following table sets forth segment assets used by each product line:

                                                                   June 30, 2004             March 31, 2004
                                                                     (Unaudited)                  (Audited)
                                                          -----------------------   ------------------------
                                                                               $                          $
  Segment assets
     SMS                                                               4,693,930                  5,705,354
     Software                                                          1,340,790                  1,040,811
                                                          -----------------------   ------------------------
  Total segment assets                                                 6,034,720                  6,746,165
                                                          =======================   ========================

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:


                                                   Three months               Three months
                                                 ended June 30,             ended June 30,
                                                           2004                       2003
                                                    (Unaudited)                (Unaudited)
                                        -----------------------   ------------------------
                                                              $                          $
   Revenues
      Canada                                             71,239                     74,636
      Brazil                                            199,410                    221,650
      United States                                      54,751                     22,403
      United Kingdom                                  1,120,430
      Europe                                             27,723                    122,858
      Other                                               5,163                      1,810
                                         ----------------------   ------------------------
   Total revenue                                      1,478,716                    443,357
                                         ======================   ========================


9 - COMMITMENTS AND CONTINGENCIES

The Corporation has the following lease commitments relating to facilities and equipment:

                                                                $
   Balance of 2005                                        125,250
   2006                                                   145,820
   2007                                                   135,240
   2008                                                    56,677
   Thereafter                                                 nil
                                                -----------------
                                                          462,987
                                               ==================

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

OTHER

The Corporation is committed to pay an arm's length third party $75,000, in consideration for consulting services, upon the listing of ZIM Corporation's common shares on a national securities exchange selected by ZIM Corporation's board of directors.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Zim Technologies do. Brasil Ltda. may be subject to the Contribution of Intervention on Economic Domain tax on values remitted abroad. However, the Corporation's management intends to contest this assessment if issued. Consequently, no provision has been accounted for in that respect. If an assessment is issued and the Corporation is unsuccessful at contesting the assessment, the resulting settlement would not have a material impact on the consolidated financial statements of the Corporation.

10 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

11 - SUBSEQUENT EVENTS

On July 30, 2004, the Corporation completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for total gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of the Corporation's Chief Executive Officer.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The revenue sources from SMS applications are a result of the completion of a suite of SMS products by ZIM as well as the acquisition of EPL (as defined below) which was completed on February 10, 2004. For the first quarter of the 2005 fiscal year, revenues from UK operations were approximately $1.1 million. Management expects to see revenues continue at this level for the balance of the fiscal year.

Sales of Zim IDE Software continued at lower levels than expected as customers are waiting for the release of a new version of the product. Management expects sales of this software to increase in subsequent quarters with the anticipated release of the next version; however we do not expect the overall volume of the software segment to display significant increases or decreases on an annualized basis.

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

Our key products, ZIM SMS Office and ZIM Chat, are resold by telecommunication carriers to their subscribers under the carrier's own brand. We have signed contracts to distribute our applications with StarHub, an info-communications provider based in Singapore, Radius-ED, a Malaysia-based SMS gateway and solutions provider in the Asia-Pacific region, Rogers AT&T Wireless, a Canadian telecommunications company, and Telcel, a Mexico-based company.

The first quarter of fiscal 2005 was focused on preparing for the commercial launch of our products with Telcel in Mexico and Starhub in Singapore, including their development of marketing collateral, establishing a billing system with them and translating various aspects of the product. Now that this preparation has been completed, management expects the launch of its products in the second quarter of fiscal 2005. It is likely that the carriers will commence distribution of the marketing collateral in the second quarter of fiscal 2005, followed by a free trial period for their end users. ZIM does not expect significant revenues in the second quarter as a result of the free trials.

In addition, we continue to have trials of our SMS technology with carriers in the U.S., Australia, Hong Kong and Malaysia with a customer base of approximately 55 million subscribers. These trials are expected to continue through the next quarter. Management expects to be in contract negotiations with these carriers by the end of the current fiscal year. Management's business model assumes a penetration of approximately 0.25% of users and a monthly subscription fee of $1.50 per user. Under this model, the trials could result in an end customer base of 137,500 users with recurring monthly revenue of approximately $206,000. The future growth and sustainability of our business model is dependent upon user acceptance of our products. Because these products are new and the market is untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

In February 2004, we purchased EPL Communications Limited and E-Promotions Limited in the U.K. (together "EPL"). We have now leveraged this acquisition to expand into the global SMS market for premium, bulk, location-based and interactive two-way SMS delivery. During the first quarter of 2005, we were able to further develop technology platforms that would allow us to offer more SMS applications to small and medium sized enterprises. The resulting services were launched subsequent to the quarter end, in partnership with MobileWay, a global provider of mobile content and network services.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

The following discussion includes information from the unaudited consolidated statements of earnings for the three months ended June 30, 2004 and 2003. The information for the three months ended June 30, 2004, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the ten months ended March 31, 2004, and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

We are deriving a significant portion of our revenue from SMS applications. We also continue to have product sales of our Zim IDE software as well as the maintenance and consulting services related to the software.


                                                        Change
                                     Three months         from         As a % of         Three months         As a % of
                                            ended        prior             total                ended             total
                                    June 30, 2004         year           revenue        June 30, 2003           revenue
                             --------------------- ------------ ---------------- --------------------- ----------------
                                      (Unaudited)                     (Unaudited)         (Unaudited)       (Unaudited)
                                                $                                                   $
REVENUE
        SMS applications                1,160,070       3,923%              78%                28,833               7%
        Software                           98,962         -55%               7%               218,869              49%
        Maintenance                       216,228          18%              15%               182,573              41%
        Consulting                          3,456         -74%               0%                13,082               3%
                             --------------------- ------------ ---------------- --------------------- ----------------
Total revenue                           1,478,716         234%             100%               443,357             100%
                             --------------------- ------------ ---------------- --------------------- ----------------


Total revenues for the three months ended June 30, 2004 were $1,478,716, representing an increase of 234% from the same period in the prior year. This increase is primarily a reflection of the acquisition of the SMS operations in the United Kingdom, on February 10, 2004.

Approximately $1,000,000 of the $1,160,170 in SMS revenue relates to ZIM's role as an aggregator of SMS messages in the United Kingdom. Customers, including telephone carriers, contract with ZIM to send SMS messages on our platforms.

The remaining revenues relate to SMS applications in Canada including SMS marketing campaigns, SMS Office and SMS Mail.

Software sales have decreased for the three months ended June 30, 2004 as customers are awaiting the release of the next version of the Zim IDE software. We expect to release this software in the second quarter of 2005. With the release of the new version, management anticipates sales levels to be consistent with the prior year.

Maintenance contracts are 18% higher than in prior periods. The increase in maintenance contracts relate to sales to new customers in Brazil that occurred in the final few months of the prior fiscal period. Management expects the maintenance revenue in the second quarter to be consistent with the results of the first quarter of 2005, or approximately $216,000.

Consulting revenues continue to decline as all customers are using a version of the software that has been on the market for a minimum of one year. With the release of Zim 8, there may be new consulting opportunities but it is not expected to be a significant part of ZIM's business.


EXPENSES

                                                 Three months ended      Three months ended
                                                           June 30,                June 30,
                                                               2004                    2003
                                              ---------------------- -----------------------
                                                        (Unaudited)             (Unaudited)
                                                                  $                       $

Cost of revenue                                           1,281,615                  75,868
Selling, general and administrative                       1,038,495                 745,100
Research and development                                    173,480                 180,111
Amortization of intangible assets                            67,396                   5,472
Interest                                                      1,617                  26,540
Income taxes recoverable                                   (91,684)                (73,973)
                                              ---------------------- -----------------------
                                                          2,470,919                 959,118
                                              ====================== =======================


Operating expenses increased substantially from prior years as a result of the costs related to revenue and the increase in amortization of intangible assets purchased in the acquisition of the UK based companies.

COST OF REVENUE

                                           Three months ended             Three months ended
                                                June 30, 2004                  June 30, 2003
                                       -----------------------------------------------------

                                                      $                               $
COST OF REVENUE
      SMS applications                        1,218,945                          20,310
      Software                                   37,240                          28,033
      Maintenance                                22,406                          21,807
      Consulting                                  3,024                           5,718
                                       ---------------------         -----------------------
                                              1,281,615                          75,868
                                       ---------------------         -----------------------

MARGINS
      SMS applications                         (58,875)    -5%                    8,523     30%
      Software                                  61,722     62%                  190,836     87%
      Maintenance                              193,822     90%                  160,766     88%
      Consulting                                   432     13%                    7,364     56%
                                       --------------------------------------------------------
                                               197,101     13%                  367,489     83%
                                       --------------------------------------------------------


Overall, we realized a gross margin of $197,101 or 13% for the three months ended June 30, 2004 as compared to $367,489 or 83% for the three months ended June 30, 2003. This change is a result of the increased activity in our SMS applications.

Commencing in February 2004, ZIM has been realizing revenues and direct expenses relating to SMS applications. Included in direct costs are payments made to carriers, amortization of core technology related to SMS applications and salaries relating to support for applications. As a result we experienced a negative gross margin of 5%. In the same period in prior years, the direct costs related only to supporting salaries as there was no amortization of core technology or payments to carriers.

In the first quarter of 2004, a portion of our SMS revenue came from the transport of bulk SMS messages. Margins on bulk SMS, throughout the industry, tend to be substantially lower than the transport of premium SMS messages. In future quarters, management expects to see an increase in premium message traffic which will provide additional margin. In addition, management expects to see a positive gross margin on its SMS activities going forward as we start to realize efficiencies in our support of the SMS applications.

Direct costs of $37,240 relating to software sales include approximately $33,110 of costs incurred as a result of sales in Brazil. The remaining $4,000 relates to salaries incurred as a direct result of the sale of software. The margins have decreased in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, as a result of decreased selling prices.

The gross margins on maintenance between the first quarter of 2005 and 2004 have remained relatively stable at 90% and 88% respectively. Maintenance direct costs are salaries and benefits related to the support given to customers.

Consulting is not considered to be a core part of our business and as a result, we offer consulting services at the request of our client. These services are priced competitively with various margins achieved.

SELLING, GENERAL AND ADMINISTRATIVE

The $293,395, or 39% increase in selling, general and administrative expenses for the quarter ended June 30, 2004 primarily relates to $257,679 in non-cash compensation paid to non-employees for advisory services. In the first quarter of 2005, advisory board members received options which have been valued using the Black Scholes model and expensed in the period.

The remaining increase of $35,716 relates primarily to administrative expenses in the United Kingdom.

RESEARCH AND DEVELOPMENT

Research and development decreased slightly from the same period in the prior year. This decrease is related to a decrease in miscellaneous project expenditures as the majority of the development is complete.

AMORTIZATION OF INTANGIBLE ASSETS

We acquired new intangible assets with the acquisition of EPL. Included in the intangible assets are core technology and customer relationships. We have estimated that the life of the core technology is five years and the customer relationships are 18 months. As a result, effective February, 2004, we have been recognizing increased amortization.

Amortization of intangible assets relating to the core technology has been included in the direct costs of SMS applications.

INTEREST

In June 2003, the Corporation incurred interest on the debt held by our Chief Executive Officer and a related party at 5% per annum. This debt was converted into shares in January 2004, and as a result, there are minimal interest expenses for the first quarter of fiscal 2005.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as investment tax credits (ITC) on research and development expenditures in Canada. Income taxes recoverable for the quarter ended June 30, 2004 are slightly higher than June 30, 2003, as a result of lower revenues in Brazil and the resulting lower taxes paid in Brazil combined with an increase in the accrual of ITCs receivable. In the fiscal quarter ended June 30, 2003, we recognized 75% of the estimated ITCs receivable. For the fiscal quarter ended June 30, 2004, we increased this estimate to 90% of the ITCs receivable as a result of actual receipts of past claims.

As a result of the factors described above, the net loss for the three months ended June 30, 2004 was $992,203 as compared to $515,761 for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, ZIM had cash of $391,699 and working capital of $425,912 as compared to working capital of $568,219 at March 31, 2004. The working capital continues to remain positive as a result of a private placement of units in June 2004 (see below).

Cash flows for the fiscal periods were as follows:


                                                               Three months          Three months
                                                             ended June 30,        ended June 30,
                                                                       2004                  2003
                                                           -----------------    ------------------
                                                                 (Unaudited)            (Unaudited)
                                                                          $                     $
Cash flows used in operating activities                            (848,754)             (417,448)
Cash flows used in investing activities                             (36,015)              (41,319)
Cash flows provided by financing activities                         428,136               520,101
                                                           -----------------    ------------------
                                                                  (456,633)                61,334
                                                           =================    ==================



ZIM used $848,754 in operating activities for the three months ended June 30, 2004 as compared to $417,448 in the same period in 2003. The increase in cash used in operations is attributed to increase in the net loss for the respective periods and the use of non-cash working capital. As a result of the increase in SMS revenue, ZIM is using more working capital to pay SMS vendors while experiencing more days outstanding on accounts receivable. The increase in days outstanding is a result of the time it takes the telephone carriers in the UK to generate traffic reports for the messages sent and to generate payments. All carriers have a strong payment history and usually pay within 50 days of the end of each month.

ZIM used $36,015 of cash in its investing activities during the first quarter of 2005. These funds were used to purchase computer equipment. A similar amount was used in the quarter ended June 30, 2003.

ZIM increased its cash by financing activities in both periods ended June 30, 2004 and 2003. In the first quarter ended June 30, 2004, ZIM completed a private placement, for net proceeds of $381,536, with approximately 77% being received from a related party. For the three months ended June 30, 2003, the same related party provided funds in the form of debt.

The financing in June 2004, was a non-brokered private placement to non-U.S. accredited investors of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,010 and net proceeds of $381,536. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005 at an exercise price of $0.38 per share.

ZIM will need an estimated $3,200,000 in additional financing in order to fund its operating losses and other working capital requirements for the next 12 months. Approximately $750,000 was received subsequent to the end of the quarter from a related party as part of the private placement. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds for the estimated additional financing of $2,450,000.

ZIM expects to obtain further financing through the sale of its securities to investors as well as the exercising of options from option holders and warrants. However, ZIM has not received any commitments from any third parties to provide additional financing. Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. If ZIM is unable to obtain further financing, the Corporation will experience staff lay-offs and other cost reductions in order to continue operations. ZIM would not be able to further technology developments or business development initiatives.

As a result of some of the items noted above, the Report of the Independent Registered Public Accounting Firm for the ten-month period ended March 31, 2004 indicated that there was substantial doubt regarding our ability to continue as a going concern.

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of June 30, 2004 and is based on contracts signed by third parties:

Operating lease obligations:

                                                             $
               Balance of 2005                         125,250
               2006                                    145,820
               2007                                    135,240
               2008                                     56,677
               2009                                          -
               2010                                          -
                                               ----------------
                                                       462,987
                                               ================

ITEM 3 - CONTROLS AND PROCEDURES

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

As disclosed in the Corporation's Form 10-KSB for the ten-month transitional period ended March 31, 2004, the Corporation's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These consisted of, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

Effective March 15, 2004, we hired a Controller for the finance department to perform additional review procedures on internally generated documents. The size of the Corporation continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We will continue to monitor and assess the costs and benefits of additional staffing in the finance department.

In response to the observations made by the independent registered public accounting firm, the Corporation has expanded the scope of the review of the financial statements on a monthly basis and has identified certain enhancements to its internal controls and procedures. These enhancements will continue to be implemented during fiscal 2005. Management believes that these enhancements will start to address the matters raised above.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this Form 10-QSB. This evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's controls and procedures were not effective, as noted above.

The Corporation is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated pursuant to that Act.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 -  CHANGES IN SECURITIES

The following sets forth certain information regarding sales of and other transactions with respect to, our securities issued during the three months ended June 30, 2004:

On June 25, 2004, the Corporation issued 1,010,555 units in a non-brokered private placement to non-U.S. investors at $0.38 per unit. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.38 per share expiring September 25, 2005. The units were issued to unaffiliated persons, except that Michael Cowpland, the Chief Executive Officer of the Corporation purchased 387,895 units and his spouse, and a corporation controlled by his spouse purchased 193,947 units each. All of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     4.1  Form of Warrant
     10.1 Share Purchase Agreement
     31.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

          The Corporation filed a Current Report on Form 8-K on April 8, 2004 to report on its financial results for the three and nine months ended February 29, 2004.

          On April 21, 2004, the Corporation filed an amended Form 8-K to provide the financial statements and proforma financial information required in connection with the acquisition of all of the outstanding ordinary shares of E-Promotions Limited and EPL Communications Limited.

          On June 14, 2004 the Corporation filed a Current Report on Form 8-K to report its financial results for the transitional ten month period ended March 31, 2004.

          On June 30, 2004, the Corporation filed an amended Current Report on Form 8-K to provide additional disclosure regarding the change in independent public accountants in June 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant


SIGNATURE                      TITLE                            DATE


/s/ Dr. Michael Cowpland       President and                    August 12, 2004
------------------------       Chief Executive Officer
Michael Cowpland

/s/ Jennifer North             Chief Financial Officer          August 12, 2004
------------------
Jennifer North