Form 10KSB/A
period 2004-03-31
ZIM CORP
filed 2004-10-07
CIK 1124160

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSBA


      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED _______________

                                       OR

X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM JUNE 1, 2003 TO MARCH 31, 2004



                        COMMISSION FILE NUMBER: 000-31691


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:



                                                    NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED
------------------------------                    ------------------------
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

The number of common shares of the registrant outstanding as of June 8, 2004 is 55,266,004.

                                EXPLANATORY NOTE


This Amendment No. 1 to our Annual Report on Form 10-KSB for the Corporation's transition period from June 1, 2003 to March 31, 2004 filed with the Commission on June 18, 2004 is being filed solely to: (i) expand the management's discussion and analysis or plan of operations section regarding revenue changes and liquidity; (ii) revise risk factors relating to cash requirements; (iii) revise the pro-forma note disclosure related to the granting of stock options;
(iv) revise Note 4 to the financial statements to expand the discussion of the Corporation's significant accounting policies; and (v) correct the Commission File Number on the cover page. No other change has been made to the Corporation's original Annual Report on Form 10-KSB, and the information contained therein has not been updated.

                                TABLE OF CONTENTS


PART I

Item 1.  Business.......................................................................................5
Item 2.  Properties....................................................................................11
Item 3.  Legal Proceedings.............................................................................11
Item 4.  Submission of Matters to a vote of Security Holders...........................................11

PART II

Item 5.  Market for Common Equity and Related Shareholder
         Matters and Small Business Issuer Purchases of Equity Securities..............................11
Item 6.  Management's Discussion and Analysis or Plan of Operation.....................................13
Item 7.  Financial Statements..........................................................................23
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...........................................................52
Item 8A. Controls and Procedures.......................................................................52

PART III

Item 9.  Directors and Executive Officers..............................................................53
Item 10. Executive Compensation........................................................................56
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters....................................................59
Item 12. Certain Relationships and Related Transactions................................................60

PART IV

Item 13. Exhibits and Reports on Form 8-K..............................................................61
Item 14. Principal Accountant Fees and Services........................................................61

SIGNATURES.............................................................................................62

INDEX TO EXHIBITS......................................................................................63

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


Similar to the UK business, we also act as a gateway or portal for North American customers. These services, also known as aggregator services, allow clients to send their messages to their end users through our connections to the telephone carriers. The North American market is not as mature as the UK market, and as a result, we do not have significant revenues from this in North America. Management does expect significant growth in the North American aggregation market as the popularity of SMS continues.

In addition, we have historically been assisting clients with their SMS marketing campaigns, whereby a customer advertises an upcoming contest and encourages parties to enter the contest through SMS. ZIM would assist the client with tracking participation and setting up the services. In the short term we will continue to further our exposure in the SMS market by participating in these kinds of contracts, but we do not see this as a core part of our business or growth.

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

PERIOD                                               HIGH              LOW
---------------------------------------------------------------------------

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

RECENT SALES OF UNREGISTERED SECURITIES


On January 7, 2004, we issued 9,211,511 common shares in a private placement to our CEO and majority shareholder Dr. Michael Cowpland and a holding company that is owned by Dr. Cowpland's wife, upon the conversion of approximately $3.9 million of debt held by Dr. Cowpland and that holding company based on the closing price of the Corporation's shares on the OTCBB on January 6, 2004.


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


Securities authorized for issuance under equity compensation plans at March 31, 2004 are as follows:

----------------------------------------- ------------------------- ------------------------- -------------------------
Plan category                              Number of securities to          Weighted average      Number of securities
                                           be issued upon exercise         exercise price of   remaining available for
                                           of outstanding options,      outstanding options,           future issuance
                                               warrants and rights       warrants and rights
----------------------------------------- ------------------------- ------------------------- -------------------------
                                                               (a)                       (b)                       (c)
----------------------------------------- ------------------------- ------------------------- -------------------------
Equity compensation plans approved by                  20,835,071                     $0.75                 9,649,929
security holders
----------------------------------------- ------------------------- ------------------------- -------------------------
Equity compensation plans not approved                        NIL                       NIL                       NIL
by security holders
----------------------------------------- ------------------------- ------------------------- -------------------------
Total                                                  20,835,071                     $0.75                 9,649,929
----------------------------------------- ------------------------- ------------------------- -------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


INTRODUCTION


This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that are based on current expectations, estimates and projections about ZIM and the industries in which we operate. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of ZIM. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. ZIM undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of new software products, ZIM's need for significant additional funding, the uncertain market acceptance of our products, the uncertainties inherent in managing the integration of our acquired businesses, and rapid developments in technology, including developments by competitors. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


EXECUTIVE SUMMARY

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products based on SMS (Short Messaging Service) technology. Commencing in February 2004, revenues from these SMS applications have become a significant contributor to our total revenues. Management expects that revenues from SMS applications will become the dominant contributor for the up-coming fiscal year beginning on April 1, 2004.

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


Many companies offer SMS text messaging applications to send one-way and two-way messages from a desktop computer or website; however only a few of these wireless product offerings allow for e-mails to be forwarded to a cellular phone. Even fewer integrate with desktop computers in a business environment that extends the functionality of the corporate office desktop (e-mail, calendars, and contacts) to cellular phones. Our technology offers a unique two-way SMS solution that allows for: seamless integration with both Microsoft Outlook and Microsoft Excel; open delivery threads for on-going message conversations; sending e-mail to SMS (and the reverse) without losing message integrity and maintaining message history; and two-way messaging directly via SMS and without the use of complicated replying codes.


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

                                 TEN MONTHS                         TEN MONTHS
                                ENDED MARCH    AS A % OF           ENDED MARCH     AS A % OF         YEAR ENDED MAY        AS A %
                                   31, 2004        TOTAL              31, 2003         TOTAL               31, 2003      OF TOTAL
                                   (AUDITED)    REVENUES            (UNAUDITED)     REVENUES              (AUDITED)      REVENUES
                      -----------------------------------------------------------------------------------------------------------
                                          $                                  $                                    $
REVENUE
    Software                        536,123        25.4%               517,702         39.3%                705,734        42.2%
    Maintenance                     783,192        37.2%               680,387         51.7%                814,707        48.7%
    Consulting                       37,459         1.8%                54,289          4.1%                 62,081         3.7%
    SMS applications                750,325        35.6%                64,122          4.9%                 89,349         5.3%
                      -----------------------------------------------------------------------------------------------------------
Total revenue                     2,107,099       100.0%             1,316,500        100.0%              1,671,871       100.0%
                      -----------------------------------------------------------------------------------------------------------


Total increase from prior year                      60%
SMS increase from prior year                      1070%
Other increase from prior year                       8%


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


As a result of the new software sales, maintenance revenue has also increased. Management anticipates the maintenance revenue will fluctuate consistently with software sales. Consulting revenues have decreased slightly in this fiscal period, relative to the same period last year. This decrease is a reflection of customers' diminishing need for consulting services as customer relationships mature.



Revenues from SMS applications include sales of ZIM's SMS Gateway and Portal services, SMS marketing campaigns, SMS Office and SMS Mail. Since the acquisition of EPL on February 10, 2004, we have recognized approximately $605,000 in revenue from UK-based activities. Of the remaining increase of $81,203 from the prior period, approximately $40,000 has been earned from customers that have switched from their pager technology to ZIM's two-way SMS text message paging system. The balance of approximately $41,000 is generated from various marketing campaigns from customers such as the Ottawa Lynx's, the Ontario Lottery and Gaming Corporation, Staples, Inc. and the Canadian Football League. Revenues from sales of SMS Office and SMS Mail were immaterial for the ten months ended March 31, 2004.


EXPENSES
                                                     TEN MONTHS ENDED   % CHANGE FROM      TEN MONTHS ENDED              YEAR ENDED
                                                       MARCH 31, 2004     PRIOR YEARS        MARCH 31, 2004            MAY 31, 2004
                                                            (AUDITED)                           (UNAUDITED)               (AUDITED)
                                                 --------------------- --------------- --------------------- -----------------------
                                                                    $                                     $                       $
OPERATING EXPENSES
Cost of SMS applications                                      582,628               -                     -                       -
Selling, general and administrative                         2,764,415             23%             2,255,505               2,654,390
Research and development                                      569,063             14%               501,096                 634,902
Amortization of intangibles                                    81,723            396%                16,469                  20,033
                                                 --------------------- --------------- --------------------- -----------------------
Total operating expenses                                    3,997,829             44%             2,773,070               3,309,325
                                                 ===================== =============== ===================== =======================

Interest expense                                               88,635            166%                33,291                  65,329
                                                 ===================== =============== ===================== =======================

Income taxes recoverable                                    (306,768)             63%             (187,983)               (242,980)
                                                 ===================== =============== ===================== =======================

Selling, general and administrative as a                          69%                                   81%                     80%
percent of total operating
expenses

Research and development as a                                     14%                                   18%                     19%
percent of total operating
expenses


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

INTEREST EXPENSE


Interest expense for the ten months ended March 31, 2004 increased from the ten months ended March 31, 2003 as a result of the debt held by our Chief Executive Officer and a related party that was earning interest at 5% per annum. This debt increased from prior periods and was converted into equity on January 7, 2004.


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


Included in the cash used for operating activities is the change in accounts receivable. Accounts receivable as at March 30, 2004 were $1,022,626 as compared to $282,271 as at May 31, 2003. Of the increase of $740,355, approximately $632,000 relates to sales in the UK, subsequent to the acquisition on February 10, 2004. The $632,000 relates to amounts receivable from telephone carriers. Historically these amounts have been received within 50 days of each month end with no collection issues. Approximately $47,000 relates to increased receivables in Brazil, which is a result of a significant contract for software purchases from Prefeitura Municipal De Cachoeiro De Itap. Receivables in Canada are higher as at March 31, as compared to May 31, as a result of the timing of the renewal of maintenance contracts. Specifically, approximately $76,000 was outstanding from a major maintenance customer.

Credit terms for software, maintenance and consulting services have remained consistent from prior periods at 30 days. Credit terms for SMS applications are for 30 days unless specified otherwise. Currently, we are providing SMS applications to various customers that cannot connect to wireless carriers directly. These carriers work with aggregators to send our customers' content to their end users. The end user pays for these messages directly to the carriers, and the carriers pay us the fee that is due to both us and our customers. As a result, we have significant receivable balances from each of the carriers that we connect with. Each of the carriers in the UK have signed contracts with us outlining the terms of the payments. ZIM pays the mobile network operators a fee for each message sent and a percentage of revenues based on cash collections. As mentioned above, carriers pay within approximately 50 days and have a strong payment history. Approximately 75% of all related receivables are current and 17% are greater than 90 days. We review all accounts regularly for collection and believe that the allowance is sufficient.

Historically, ZIM has received cash advances from our Chief Executive Officer who is a significant shareholder and from a holding company that is owned by our Chief Executive Officer's spouse. To date, ZIM has received approximately $3.9 million from Dr. Cowpland and the related holding company, of which $1.27 million was received during the ten-month period ended March 31, 2004. On January 7, 2004, the Board of Directors of ZIM approved the conversion of $3,960,950 debt owed to related parties, at the then-current market price of $0.43, in return for 9,211,511 ZIM common shares.


Other sources of cash during the 2004 fiscal period were the issuance of shares pursuant to the exercise of stock options by employees. We issued 728,300 common shares upon exercise of options for the ten months ended March 31, 2004. Also, on January 30, 2004, ZIM completed a non-brokered private placement of 1,150,006 units at $0.75 per unit, for total gross proceeds of $862,505 and net proceeds of $819,587. Each unit consisted of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to July 30, 2005 at an exercise price of $0.75. The warrant's original expiry of July 31, 2004 was extended by the Board of Directors due to the time involved with the registration of the underlying shares.

ZIM will need an estimated $2,450,000 in additional financing in order to fund its operating losses and other working capital requirements for the next 12 months. Subsequent to the year end, we received approximately $1,135,000 as a result of a private placement. The financing in June and July 2004, was a non-brokered private placement to non-U.S. accredited investors for units at $0.38 per unit. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005 at an exercise price of $0.38 per share. A total of 3,014,766 units were sold for gross proceeds of $1,145,611 and net proceeds of $1,143,136. Of this amount 2,780,000 units were purchased by a related party. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds for the estimated additional financing of $2,450,000.

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


If ZIM is unable to obtain the necessary funds, we may have to curtail or suspend certain of our business operations which could have a material adverse effect on our business relationships, financial results, financial condition and prospects.


The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of March 31, 2004 and is based on information appearing in the Notes to the Consolidated Financial Statements:

Operating lease obligations                 $
                                 2005       167,609
                                 2006       145,820
                                 2007       135,240
                                 2008        56,677
                                            -------
                                            505,346
                                            =======

NEW ACCOUNTING PRONOUNCEMENTS

(i) SFAS NO. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

(ii) SFAS NO. 149


In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for certain hedging relationships designated after June 30, 2003. Since ZIM does not currently transact in such instruments nor undertake hedging transactions, the adoption of this statement did not have a material impact on our financial condition or results of operations.


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


The following supplemental information on our critical accounting policies, while fully described in Note 4 to the financial statements, contain significant judgments and estimates as described below.


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


We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of Zim Technologies do Brasil Ltda. and EPL to their respective carrying values, including the goodwill related to these reporting units. We concluded that the fair value of Zim Technnologies do Brasil Ltda. exceeded its carrying value at March 31, 2004 and May 31, 2003 and that the fair value of EPL exceeded its carrying value at March 31, 2004 and therefore no impairment charge was required.


If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.


REVENUE RECOGNITION

Revenues are mainly derived from mobile value-added services, fee-based services, and proprietary software products and licenses.

Mobile value-added services revenues are derived principally from providing mobile phone users with SMS capabilities and other services. These services include news and other content subscriptions. Revenues from mobile value-added services are charged on monthly or on per usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

We contract with third party mobile operators for billing and transmission services related to the mobile value-added services transmitted to our users. We record the gross amount we bill to our users for our mobile value-added services as revenues and the fees charged or retained by the third party mobile operators as cost of revenues. We considered EITF 99-19 in determining whether we should recognize such revenues at gross or net of the revenue shared by mobile operators for billing and transmission services. We believe that based on our arrangement with third party mobile operators, as stipulated in our agreements with them, the gross approach is appropriate as we are the primary obligor to the user with respect to the mobile value-added services. To date, we rely on the billing statements from third party mobile operators to record revenues. These statements are agreed to internally generated statements.

Fee-based services allow our users to subscribe for services on our web sites including SMS Mail and Chat. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

Other services mainly include paging services and marketing campaigns. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

Revenues from the sale of software products are recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers ("OEM"). We deliver our software products under software licenses. Revenues from sales of software products are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. We recognize revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-4 and SOP 98-9.

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

/s/ Raymond Chabot Grant Thornton
Raymond Chabot Grant Thornton General Partnership

Ottawa, Canada
June 2, 2004

ZIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

                                                                Ten months ended          Ten months ended             Year ended
                                                                  March 31, 2004            March 31, 2003           May 31, 2003
                                                               ------------------     ---------------------     ------------------
                                                                       (Audited)               (Unaudited)              (Audited)
                                                                               $                         $                      $
REVENUE
      Software                                                           536,123                   517,702                705,734
      Maintenance                                                        783,192                   680,387                814,707
      Consulting                                                          37,459                    54,289                 62,081
      SMS applications                                                   750,325                    64,122                 89,349

                                                               ------------------     ---------------------     ------------------
Total revenue                                                          2,107,099                 1,316,500              1,671,871
                                                               ------------------     ---------------------     ------------------

OPERATING EXPENSES
Cost of SMS applications                                                 582,628
Selling, general and administrative                                    2,764,415                 2,255,505              2,654,390
Research and development                                                 569,063                   501,096                634,902
Amortization of intangible assets                                         81,723                    16,469                 20,033

                                                               ------------------     ---------------------     ------------------
Total operating expenses                                               3,997,829                 2,773,070              3,309,325
                                                               ------------------     ---------------------     ------------------

Operating loss before income taxes and interest                      (1,890,730)               (1,456,570)            (1,637,454)
Interest (Note 13)                                                        88,635                    33,291                 65,329
                                                               ------------------     ---------------------     ------------------
Operating loss before income taxes                                   (1,979,365)               (1,489,861)            (1,702,783)
Income taxes recoverable (Note 14)                                     (306,768)                 (187,983)              (242,980)
                                                               ------------------     ---------------------     ------------------

Net loss                                                             (1,672,597)               (1,301,878)            (1,459,803)
                                                               ==================     =====================     ==================

Basic and diluted loss per share                                          (0.04)                    (0.04)                 (0.04)
                                                               ==================     =====================     ==================

Weighted average number of shares outstanding                         43,714,904                33,184,977             33,186,158
                                                               ==================     =====================     ==================



The accompanying notes are an integral part of the consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in US dollars)




                                     Number of       Number of              Additional                   Accumulated
                                 common shares  special shares                 paid in                         other         Total
                                    issued and      issued and      Share      capital    Accumulated  comprehensive  shareholders'
                                   outstanding     outstanding    capital    (Note 11)        deficit           loss        equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $            $              $              $             $
Balance as at May 31, 2002           33,183,921      5,163,500  7,615,358    1,396,201     (9,117,173)        45,943       (59,671)

Shares issued through the exercise
 of options (Note 11)                     8,333                     5,464                                                    5,464
Modification of outstanding stock
 options                                                                        27,144                                      27,144
Options issued for contingent
 consideration                                                                 117,614                                     117,614
Comprehensive loss
     Net loss                                                                              (1,459,803)
     Cumulative translation
     adjustment                                                                                             (166,166)
     Total comprehensive loss                                                                                           (1,625,969)
                                  -------------   ------------  ---------   ----------    ------------     ----------   -----------
Balance as at May 31, 2003           33,192,254      5,163,500  7,620,822    1,540,959    (10,576,976)      (120,223)   (1,535,418)
                                  -------------   ------------  ---------   ----------    ------------     ----------   -----------

Effect of reverse take-over
 transaction                          1,734,455                                                                                 --

Conversion of special shares
 into common shares                   5,163,500     (5,163,500)

Shares issued through the
 exercise of options (Note 11)          728,300                   348,411                                                  348,411

Shares issued upon
conversion of debt (Note 11)          9,211,511                 3,960,950                                                3,960,950

Shares issued through a
private placement,
net of costs (Note 11)                1,150,006                   819,587                                                  819,587

Shares issued upon a
business acquisition (Note 3
and 11)                               4,000,000                 3,280,000                                                3,280,000

Comprehensive loss                                                                                                              --
     Net loss                                                                              (1,672,597)
     Cumulative translation
     adjustment                                                                                             (190,905)   (1,863,502)

Total comprehensive loss
                                  -------------   ------------  ---------   ----------    ------------     ----------   -----------
Balance as at March 31, 2004         55,180,026            -   16,029,770    1,540,959    (12,249,573)      (311,128)    5,010,028
                                  =============   ============ ==========   ==========    ============     ==========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Ten months ended March 31, 2004
(Expressed in US dollars)

                                                                   Ten months ended       Ten months ended             Year ended
                                                                     March 31, 2004         March 31, 2003           May 31, 2003
                                                                 -------------------     ------------------     ------------------
                                                                          (Audited)            (Unaudited)              (Audited)
                                                                                  $                      $                      $
OPERATING ACTIVITIES
Net loss                                                                (1,672,597)            (1,301,878)            (1,459,803)
Items not involving cash:
      Depreciation of property and equipment                                139,716                166,036                190,976
      Amortization of intangible assets                                      81,723                 16,469                 20,033
      Compensation expense                                                                          27,144                 27,144
      Changes in operating working capital:
      (Increase) decrease in accounts receivable                          (713,340)                180,275               (75,564)
      (Increase) decrease in investment tax credits receivable            (202,141)              (215,628)                144,037
      (Increase) decrease in prepaid expenses                              (35,531)                (2,792)                 10,956
      Increase (decrease) in accounts payable                               371,579               (24,831)               (19,256)
      Increase in accrued liabilities                                       295,207                161,042                132,898
      Increase (decrease) in deferred revenue                                47,805                 90,162               (59,026)
                                                                 -------------------     ------------------     ------------------
Cash flows used in operating activities                                 (1,687,579)              (904,001)            (1,087,605)
                                                                 -------------------     ------------------     ------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                         (82,620)               (10,716)               (29,965)
Business acquisitions                                                     (320,028)
Proceeds from disposal of property and equipment                                                                            2,931
                                                                 -------------------     ------------------     ------------------
Cash flows used in investing activities                                   (402,648)               (10,716)               (27,034)
                                                                 -------------------     ------------------     ------------------
FINANCING ACTIVITIES
Repayment of capital lease obligations                                     (12,696)               (30,481)               (34,045)
Proceeds from the exercise of options                                       348,411                  5,464                  5,464
Proceeds from shares issued through a private placement                     819,587
Net proceeds from related parties                                         1,268,030                840,970              1,180,328
                                                                 -------------------     ------------------     ------------------
Cash flows provided by financing activities                               2,423,332                815,953              1,151,747
                                                                 -------------------     ------------------     ------------------
Effect of changes in exchange rates on cash                                (23,611)                 72,796                 55,025
                                                                 -------------------     ------------------     ------------------
INCREASE (DECREASE) IN CASH                                                 309,494               (25,968)                 92,133
Cash, beginning of period                                                   561,026                468,893                468,893
                                                                 -------------------     ------------------     ------------------
Cash, end of period                                                         870,520                442,925                561,026
                                                                 ===================     ==================     ==================
SUPPLEMENTAL CASH FLOW DISCLOSURE
      Interest paid                                                             501                  4,418                  6,251
                                                                 ===================     ==================     ==================
      Income taxes paid                                                      41,130                      -                  4,147
                                                                 ===================     ==================     ==================
      Income taxes received                                                 140,277                 97,991                 99,339
                                                                 ===================     ==================     ==================


The accompanying notes are an integral part of the consolidated financial statements.

ZIM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

                                                                                                MARCH 31                  MAY 31
                                                                                                    2004                    2003
                                                                                     --------------------    --------------------
                                                                                                (Audited)               (Audited)
                                                                                                       $                       $
ASSETS
Current assets
      Cash                                                                                       870,520                 561,026
      Accounts receivable, net (Note 5)                                                        1,022,626                 282,271
      Investment tax credits receivable                                                          350,780                 138,434
      Prepaid expenses                                                                            60,430                  23,157
                                                                                     --------------------    --------------------
                                                                                               2,304,356               1,004,888
Property and equipment, net (Note 6)                                                             601,523                 280,566
Intangible assets, net (Note 7)                                                                1,442,666                  22,872
Goodwill (Note 3)                                                                              2,397,620                 468,710
                                                                                     --------------------    --------------------
                                                                                               6,746,165               1,777,036
                                                                                     ====================    ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                           491,053                 107,143
      Accrued liabilities (Note 8)                                                               876,007                 550,695
      Deferred revenue                                                                           369,077                 303,593
      Current portion of capital lease obligations (Note 9)                                            -                  12,696
      Due to related parties (Note 10)                                                                 -               2,338,327
                                                                                     --------------------    --------------------
                                                                                               1,736,137               3,312,454
                                                                                     --------------------    --------------------
Commitments and contingencies (Note 17)

Shareholders' equity (Note 11):
Preferred shares, no par value, non-cumulative                                                         -                       -
      dividend at a rate to be determined by the Board of Directors redeemable for
      CDN $1 per share.  Authorized unlimited shares; issued and outstanding NIL shares at March 31, 2004 and May 31, 2003.
Special shares, no par value, non-voting,
      participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of
      (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Authorized unlimited shares; issued and outstanding NIL shares at March 31, 2004 and 5,163,500 at May 31, 2003.
      All special shares
      were converted into common shares on June 1, 2003.                                               -               3,350,532
Common shares, no par value.
      authorized unlimited shares issued and outstanding 55,180,026 shares as at
      March 31, 2004 and 33,192,254 shares as at May 31, 2003.                                16,029,770               4,270,290
Additional paid-in capital                                                                     1,540,959               1,540,959
Accumulated deficit                                                                         (12,249,573)            (10,576,976)
Accumulated other comprehensive loss                                                           (311,128)               (120,223)
                                                                                     --------------------    --------------------
                                                                                               5,010,028             (1,535,418)
                                                                                     --------------------    --------------------
                                                                                               6,746,165               1,777,036
                                                                                     ====================    ====================

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

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

                                                               $

Assets acquired:
Cash                                                       6,219
Accounts receivable                                      501,222
Software and equipment                                   361,406
Goodwill                                               1,881,355
Intangibles                                            1,480,000
                                                 ----------------
                                                       4,230,202

Current liabilities assumed                              623,955
                                                 ----------------
Total Purchase Price                                   3,606,247
                                                 ================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


SUPPLEMENTAL PRO FORMA INFORMATION

Had the acquisition of EPL occurred on June 1, 2002, the pro forma combined revenue and net loss of the Corporation would have been as follows:


                                                    TEN MONTHS             TEN MONTHS             YEAR ENDED
                                                   ENDED MARCH            ENDED MARCH                MAY 31,
                                                      31, 2004                31,2003                   2003
                                                    (Unaudited)            (Unaudited)            (Unaudited)
                                          -------------------------------------------------------------------
                                                             $                      $                      $
Revenue                                              3,268,546              3,087,906              3,838,087
                                          =====================  =====================   ====================

Net loss                                            (1,606,788)            (1,650,312)            (2,141,140)
                                          =====================  =====================   ====================

Basic and fully diluted net loss per share               (0.03)                 (0.04)                 (0.06)
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

REVENUE RECOGNITION


The Corporation derives revenue from two sources: enterprise software and Short Message Service (SMS) Applications. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications. SMS involves providing SMS applications and services.


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


In general, credit terms of 30 days are extended to customers.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


SHORT MESSAGE SERVICE REVENUE RECOGNITION


Revenues from SMS Applications are derived principally from providing aggregation services whereby ZIM sends messages from its customers through mobile operators to end users on their cell phones. In this situation, the Corporation contracts with its customers that can not connect directly to the mobile operators and with the third party mobile operators directly for the transmission of the messages. Fees are charged on a monthly or per message basis. Revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant ZIM obligations remain. We rely on a number of mobile network operators in the UK to deliver our services. Generally, (i) within 15 to 30 days after the end of each month, ZIM receives a statement from each of the operators confirming the amount of charges billed to that operator's mobile phone users and (ii) within 30 to 60 days after delivering a monthly statement to each operator remits the fees, net of its service fees, for the month to ZIM. ZIM records the fee charged by third party mobile phone operators as cost of revenues. Revenues are recorded on a gross basis as the Corporation is the primary obligor in the arrangement, which is evidenced by a number of factors including;


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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


                                                                       Ten months
                                                                      ended March       Ten months ended      Year ended May 31,
                                                                         31, 2004         March 31, 2003                    2003
                                                                  ----------------    -------------------    --------------------
                                                                        (Audited)            (Unaudited)               (Audited)
                                                                                $                      $                      $

Net loss, as reported                                                 (1,672,597)            (1,301,878)             (1,459,803)
                                                                  ================    ===================    ====================

Net loss, pro forma                                                   (6,107,742)            (1,475,036)             (1,667,592)
                                                                  ================    ===================    ====================

Net loss, pro forma per share                                              (0.14)                 (0.04)                  (0.05)
                                                                  ================    ===================    ====================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                TEN MONTHS           TEN MONTHS             YEAR
                                               ENDED MARCH      ENDED MARCH 31,            ENDED
                                                  31, 2004                 2003     MAY 31, 2003
                                            ---------------    -----------------    -------------
       Risk-free interest rates                      1.54%                3.48%            3.48%
       Expected volatility                             80%                  79%              79%
       Dividend yield                                    0                    0                0
       Expected life of options (years)                1.5                  1.5              1.5



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

5 - ACCOUNTS RECEIVABLE


                                        MARCH 31, 2004       MAY 31, 2003
                                  --------------------- ------------------
                                                     $                  $
Trade accounts receivable                    1,043,122            287,962
Allowance for doubtful accounts               (34,268)           (31,251)
Other (Note 10)                                 13,772             25,560
                                  --------------------- ------------------
                                             1,022,626            282,271
                                  ===================== ==================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


6 - PROPERTY AND EQUIPMENT


                                                                         ACCUMULATED
MARCH 31, 2004                                             COST         DEPRECIATION      NET BOOK VALUE
                                             ------------------- -------------------- -------------------
                                                              $                    $                   $

Computer equipment                                      803,758              610,682             193,076
Software                                                 50,034               40,428               9,606
Technology platform                                     647,055              331,763             315,292
Office furniture and equipment                          198,323              119,156              79,167
Voice communications equipment                           20,560               20,560                   0
Leasehold improvements                                  111,350              106,968               4,382

                                             ------------------- -------------------- -------------------
                                                      1,831,080            1,229,557             601,523
                                             =================== ==================== ===================


                                                                            ACCUMULATED
MAY 31, 2003                                                 COST          DEPRECIATION   NET BOOK VALUE
                                               ------------------- --------------------- ----------------
                                                                $                     $                $

Computer equipment                                        616,885               461,908          154,977
Software                                                   44,367                32,599           11,768
Office furniture and equipment                            120,740                68,736           52,004
Voice communications equipment                             19,664                16,711            2,953
Automobiles                                                 6,996                 2,702            4,294
Leasehold improvements                                    106,306                86,550           19,756
Office furniture and equipment
under capital leases                                      136,478               101,664           34,814
                                               ------------------- --------------------- ----------------
                                                        1,051,436               770,870          280,566
                                               =================== ===================== ================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


7 - INTANGIBLE ASSETS

                                                                   ACCUMULATED
MARCH 31, 2004                                   COST             AMORTIZATION       NET BOOK VALUE
                                 --------------------- ------------------------ --------------------
                                                    $                        $                    $

Customer list                                  72,143                   58,631               13,512
Core technology                               994,122                   26,724              967,398
Customer relationships                        507,206                   45,450              461,756

                                 --------------------- ------------------------ --------------------
                                            1,573,471                  130,805            1,442,666
                                 ===================== ======================== ====================


MAY 31, 2003                                 COST   ACCUMULATED AMORTIZATION      NET BOOK VALUE
                            ---------------------- -------------------------- -------------------
                                                $                          $                   $

Customer list                              69,001                     46,129              22,872
                            ====================== ========================== ===================


Aggregate amortization expense for each of the next five years is estimated to be:
                                                $
                        2005              540,027
                        2006              320,681
                        2007              196,000
                        2008              196,000
                        2009              169,656


8 - ACCRUED LIABILITIES

                                                                   MARCH 31               MAY 31,
                                                                       2004                  2003
                                                    ------------------------ ---------------------
                                                                          $                     $

Employee related accruals                                           102,594               106,302
Professional fees                                                   199,991                81,583
Severance                                                                 -                 5,746
Interest                                                                  -                81,734
Withholding tax accrual                                              76,260                73,073
Printing expense                                                          -               165,031

Trade                                                               431,534                     -
Other                                                                65,628                37,226
                                                    ------------------------ ---------------------
                                                                    876,007               550,695
                                                    ======================== =====================


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


Early in 2004, the Board of Directors reviewed directors' compensation. It was noted that, historically, the members of the Board were issued options but that, because of the Corporation's on-going need to comply with securities regulations and the time it took to establish a market for the underlying shares, there have been limited opportunities for members of the board to exercise their options within the lifetime of the options. As a result, on February 5, 2004, the Board extended the life of 6,110,000 options to February 2007 without changing the exercise price. No compensation expense was recognized as the exercise price approximated the market price.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


A summary of the status of the stock options is as follows:

                                                         MARCH 31, 2004                           MAY 31, 2003
                                                                       WEIGHTED             NUMBER OF          WEIGHTED
                                              NUMBER OF OPTIONS         AVERAGE               OPTIONS           AVERAGE
                                                    OUTSTANDING  EXERCISE PRICE           OUTSTANDING    EXERCISE PRICE
                                           --------------------- ---------------    ------------------ -----------------
                                                                              $                                       $

Options outstanding, beginning of period             14,863,332            0.76            15,306,665              0.76
Granted                                               7,395,539            0.69                     -                 -
Exercised                                             (728,300)            0.46               (8,333)              0.76
Forfeited                                             (695,500)            0.76             (435,000)              0.76
                                           --------------------- ---------------    ------------------ -----------------
Options outstanding, end of period                   20,835,071            0.75            14,863,332              0.76
                                           ===================== ===============    ================== =================


The following table represents a summary of the options outstanding as at March 31, 2004:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                                     WEIGHTED
                                     NUMBER           AVERAGE        WEIGHTED                  NUMBER          WEIGHTED
                             OUTSTANDING AT         REMAINING         AVERAGE          EXERCISABLE AT           AVERAGE
RANGE OF EXERCISE PRICES     MARCH 31, 2004  CONTRACTUAL LIFE  EXERCISE PRICE          MARCH 31, 2004    EXERCISE PRICE
------------------------- ------------------ ----------------- ---------------     ------------------- -----------------
                       $                                Years               $                                         $

               0.38-0.50          2,193,507              2.34            0.39               2,193,507              0.39
               0.70-0.76         12,238,550              0.96            0.76              12,238,550              0.76
               0.84-0.85          6,403,014              2.23            0.84               6,403,014              0.84

                          ------------------ ----------------- ---------------     ------------------- -----------------
                                 20,835,071              1.88            0.75              20,835,071              0.75
                          ================== ================= ===============     =================== =================


13 - INTEREST

                                                           TEN MONTHS ENDED   TEN MONTHS ENDED   YEAR ENDED MAY 31,
                                                             MARCH 31, 2004     MARCH 31, 2003                 2003
                                                          ------------------ ------------------ --------------------
                                                                  (Audited)        (Unaudited)            (Audited)
                                                                          $                  $                    $
         Interest expense                                            90,883             49,140               81,591
         Interest income                                            (2,248)           (15,849)             (16,262)

                                                          ------------------ ------------------ --------------------
         Total                                                       88,635             33,291               65,329
                                                          ================== ================== ====================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)

14 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows:


                                                        TEN MONTHS ENDED        TEN MONTHS ENDED        YEAR ENDED MAY
                                                          MARCH 31, 2004          MARCH 31, 2003              31, 2003
                                                       ------------------    --------------------     -----------------
                                                           (Audited)             (Unaudited)             (Audited)
                                                                       $                       $                     $
Tax rate                                                          36.47%                  37.79%                37.79%
Expected Canadian Income Tax Recovery                          (721,874)               (541,715)             (643,481)
Change in valuation allowance for originating
temporary differences and loss carry forwards                    713,058                 534,837               622,709
Difference between Canadian and foreign tax rates                 11,679                   2,510                14,426

Non-deductible stock option benefits                                   -                       -                10,493
Other                                                             32,787                   4,368
Refundable income tax credits                                  (342,418)               (187,983)             (247,127)
                                                       ------------------    --------------------     -----------------
                                                               (306,768)               (187,983)             (242,980)
                                                       ==================    ====================     =================


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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


                                                               MARCH 31, 2004         MAY 31, 2003
                                                                            $                    $
Temporary differences

Loss carry forwards                                                 2,466,926            1,244,482
Property and equipment - differences in net book value
and unamortized capital cost                                          137,716               45,303
Intangible assets - differences in net book value and
tax basis                                                           (266,179)

Other                                                                (24,928)              122,050
                                                           -------------------   ------------------
Gross deferred tax asset                                            2,313,535            1,411,835

Valuation allowance                                                 2,313,535            1,411,835
                                                           -------------------   ------------------

Net deferred tax asset                                                      -                    -
                                                           ===================   ==================


The Corporation has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:

                             FEDERAL             PROVINCIAL
                  -------------------     ------------------
                                   $                      $
            2005             808,460                845,209
            2006             327,918                370,280
            2007             335,112                335,112
            2008           2,163,150              2,077,243
            2009           1,499,767              1,499,767
            2010             618,993                633,743
            2011           1,073,324              1,073,324
                  -------------------     ------------------
                           6,826,724              6,834,678
                  ===================     ==================

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

The Corporation has federal scientific research and experimental development credits available to reduce income taxes in Canada which expire in the following years:

                            $
                --------------
          2010         13,786
          2011        270,129
          2012          1,734
                --------------
                      285,649
                ==============

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

The following securities could potentially dilute basic earnings per share in the future but have not been included in diluted earnings per share because their effect was anti-dilutive:

                                 MARCH 31, 2004        MARCH 31, 2003       MAY 31, 2003
                           --------------------- --------------------- ------------------

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

FOREIGN EXCHANGE RISK MANAGEMENT

Accounts receivable include the following amounts receivable in their source currency:

                         MARCH 31, 2004         MAY 31, 2003
                     ----------------------------------------

Canadian dollars              150,838               16,416
US dollars                     79,040              121,646
Brazilan reals                571,049              441,806
British pounds                345,013                    -

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)

Accounts payable include the following amounts payable in their source currency:

                                 MARCH 31, 2004           MAY 31, 2004
                      -------------------------- ----------------------


Canadian dollars                        138,754                113,827
US dollars                                3,979                  4,934
Brazilian reals                          40,783                 56,573
British pounds                          183,358                      -



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

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

                                                 MARCH 31,           MAY 31,
                                                      2004              2003
                                            --------------- -----------------

Canada                                                 11%               19%
North and South America, excluding Canada              23%               59%
Great Britain                                          62%                0%
Europe, excluding Great Britain                         3%               19%
Other                                                   1%                3%
                                            --------------- -----------------
                                                      100%              100%
                                            =============== =================


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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


17 - COMMITMENTS AND CONTINGENCIES OPERATING LEASE COMMITMENTS

The Corporation has the following lease commitments relating to facilities and equipment:

                                                       $
                     2005                        167,609
                     2006                        145,820
                     2007                        135,240
                     2008                         56,677
                                                 -------
                                                 505,346
                                                 =======

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

                   TEN MONTHS ENDED       TEN MONTHS ENDED       YEAR ENDED
                     MARCH 31, 2004         MARCH 31, 2003     MAY 31, 2003
                          (Audited)            (Unaudited)        (Audited)
                --------------------  ---------------------  ---------------
                                  $                      $                $
Revenue
   SMS                      750,325                 64,122           89,349
   Software               1,356,774              1,252,378        1,582,522
                --------------------  ---------------------  ---------------
Total revenue             2,107,099              1,316,500        1,671,871
                ====================  =====================  ===============




The following sets forth segment assets used by each product line:

                                  MARCH 31, 2004           MAY 31, 2003
                            ---------------------    -------------------
                                               $                      $
Segment assets
   SMS                                 5,705,354
   Software                            1,040,811              1,777,036
                            ---------------------    -------------------
Total segment assets                   6,746,165              1,777,036
                            =====================    ===================



The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(EXPRESSED IN US DOLLARS)


                               TEN MONTHS ENDED           TEN MONTHS ENDED
                                 MARCH 31, 2004             MARCH 31, 2003        YEAR ENDED MAY 31, 2003
                                      (Audited)                (Unaudited)                      (Audited)
                          ----------------------     ----------------------     --------------------------
                                              $                          $                              $
REVENUES
Canada                                  251,301                    220,307                        283,279
Brazil                                  915,585                    648,442                        812,020
United States                           192,999                    229,204                        249,814
United Kingdom                          605,215                          -                              -
Australia                                 8,976                     48,438                         50,520
Europe                                  133,015                    164,702                        270,543

Other                                         8                      5,407                          5,695
                          ----------------------     ----------------------     --------------------------
Total revenue                         2,107,099                  1,316,500                      1,671,871
                          ======================     ======================     ==========================

LONG-LIVED ASSETS
   Canada                               244,784                                                   261,177
   Brazil                               513,933                                                   510,971
   United Kingdom                     3,683,092                                                         -
                          ----------------------                                --------------------------
Total long-lived assets               4,441,809                                                   772,148
                          ======================                                ==========================


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

The size of the Corporation has prevented us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Also during the 2004 fiscal period, we became aware of the need to perform additional review procedures on internally generated documents that result in adjusting journal entries and disclosures. To address these deficiencies, we hired a Controller effective March 15, 2004 and we will continue to monitor and assess the costs and benefits of additional staffing in the finance department. We have also taken the following actions with regard to our internal controls, which include, among other things:

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


As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's controls and procedures were not effective, for the reasons noted above.


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

NAME                    AGE     POSITION WITH ZIM


Dr. Michael Cowpland    61      President, Chief Executive Officer and Director
Tony Davidson           44      Chief Technology Officer
Jennifer North          39      Chief Financial Officer
William Parisi          46      Vice President Business Development
Roberto Campagna        26      Vice President Mobile Sales
Debbie Weinstein        44      Secretary
Steven Houck            34      Director
Charles Saikaley        45      Director
James Stechyson         39      Director
Donald Gibbs            58      Director



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


William Parisi has over 20 years of senior management experience in advanced telecommunication services. Before joining ZIM he held the position of Vice President Marketing and Business Development for Zinilin Inc., and a number of senior management roles within the BCE family, including Assistant Vice President of Emerging Services. Mr. Parisi has served as Vice President responsible for Business Development since joining ZIM in April of 2001. His academic background includes Bachelors and Masters Degrees in Engineering and Marketing obtained through studies at the University of Southern California, Concordia University of Montreal, and the Chinese University of Hong Kong. Mr. Parisi terminated his employment with ZIM on September 17, 2004.


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


Donald R Gibbs has been a director of ZIM since July 2003. He also serves as the Chairman of ZIM's Audit Committee. Since July of 2004, Mr. Gibbs has been the principal of his own consulting company, Donald R Gibbs and Associates which provides financial and management assistance to start-up corporations.. Since 1970, Mr. Gibbs has held senior financial and executive positions in Mitel Corporation, Cognos Inc., Gandalf Systems Corporation, Positron Fiber Systems Inc., Gorilla Capital Inc., VIPswitch Inc. and Original Solutions Inc. Mr. Gibbs received his Bachelor of Commerce degree from the University of Ottawa and holds a professional designation as a Certified Management Accountant.



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

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                       Awards                Payouts
--------------------------------------------------------------------------------------------------------------------------------
        (a)          (b)     (c)     (d)           (e)              (f)               (g)            (h)            (i)
--------------------------------------------------------------------------------------------------------------------------------
                                                                 Restricted       Securities
     Name and                                 Other Annual         Stock          Underlying         LTIP        All Other
     Principal              Salary  Bonus     Compensation        Award(s)       Options/SARs       Payouts     Compensation
     Position      Year      ($)     ($)           ($)              ($)               (#)             ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------
 Michael Cowpland,  2004      -       -             -                -             2,497,789           -              -
   President and
  Chief Executive   2003      -       -             -                -                     -           -              -
      Officer       2002      -       -             -                -             1,208,332           -              -
--------------------------------------------------------------------------------------------------------------------------------


                                                     % OF TOTAL
                                                        OPTIONS
                                                     GRANTED TO
                                    SECURITIES     EMPLOYEES IN                 EXERCISE PRICE       MARKET VALUE       EXPIRATION
NAME              FISCAL YEAR     UNDER OPTION   FINANCIAL YEAR               ($/COMMON SHARE)   ($/COMMON SHARE)             DATE
---------------- ------------- ---------------- ---------------  ---------- ------------------ ------------------ ----------------

Michael
Cowpland                 2004        2,497,789              34%   1,441,072               0.82           0.82            09-Jun-06
                                                                    133,340               0.82           0.82            08-Jul-06
                                                                     62,503               0.82           0.82            07-Aug-06
                                                                      6,667               0.82           0.82            07-Oct-06
                                                                    706,702               0.38           0.38            23-Nov-06
                                                                    100,005               0.48           0.48            17-Dec-06
                                                                     47,500               0.75           0.75            15-Jan-07

                         2003              NIL                            -                  -                  -                -

                         2002        1,208,332              30%     100,000               0.76           0.76            04-Feb-07
                                                                    135,000               0.76           0.76            04-Feb-07
                                                                     76,650               0.76           0.76            04-Feb-07
                                                                    133,350               0.82           0.82            17-Sep-04
                                                                    193,333               0.82           0.82            20-Sep-04
                                                                     66,667               0.82           0.82            01-Oct-04
                                                                     33,333               0.82           0.82            07-Nov-04
                                                                     33,333               0.82           0.82            07-Nov-04
                                                                     10,000               0.82           0.82            09-Dec-04
                                                                    263,333               0.82           0.82            01-Jan-05
                                                                     43,333               0.82           0.82            19-Feb-05
                                                                    120,000               0.82           0.82            01-May-05




OPTIONS GRANTED OR EXERCISED DURING FISCAL 2004, 2003 AND 2002

The following table sets forth information regarding options granted to the Chief Executive Officer during the fiscal period ending March 31, 2004 and the fiscal years ended May 31, 2003 and 2002.

------------------------------------------------------------------------------------------------------------------------------------
                                         SHARES     VALUE ON                NUMBER OF SECURITIES           VALUE OF UNEXERCISED IN-
                                       ACQUIRED     REALIZED              UNDERLYING UNEXERCISED             THE-MONEY OPTION AT FY
NAME                                 /EXERCISED          ($)           OPTIONS AT PERIOD END (#)                        END ($) (1)
                                                                EXERCISABLE        UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------

Michael Cowpland            2004           NIL          NIL      2,497,789                     -              -                   -
                            2003           NIL          NIL              -                     -              -                   -
                            2002           NIL          NIL      1,208,332                     -              -                   -


(1) The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of common shares underlying the option by the difference between the exercise price of the option and the market price of the Corporation's common shares as quoted on the OTCBB on September 29, 2004 ($0.29).

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

During the ten-month fiscal period ended March 31, 2004, each of the Board members received the following option grants:


 DATE OF GRANT         EXPIRY DATE            PRICE           NUMBER OF OPTIONS
--------------- ------------------- ---------------- ---------------------------
                                                  $
     24-Nov-03           23-Nov-06             0.38              20,000.00
     16-Jan-04           15-Jan-07             0.75              10,000.00
     07-Apr-04           06-Apr-07             0.69              10,000.00


REPORT ON REPRICING OF OPTIONS/SARS


Early in 2004, the Board of Directors reviewed directors' compensation. It was noted that, historically, the members of the Board were issued options but that, because of the Corporation's on-going need to comply with securities regulations and the time it took to establish a market for the underlying shares, there have been limited opportunities for members of the Board to exercise their options within the lifetime of the options. As a result, on February 5, 2004, the Board extended the life of 6,110,000 options to February 2007 without adjusting the exercise price.

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


                                                                                           Common shares
Name                        Title                                                    Number              Percentage
--------------------------- ----------------------------------------------- ---------------- ------- ---------------

Michael Cowpland            President and CEO                                    37,806,282   (1)               58%
Denise Batson               N/A                                                   5,550,000   (2)                9%
Tony Davidson               Chief Technology Officer                                450,000   (3)                1%
Jennifer North              Chief Financial Officer                                 362,500   (4)                1%
Bill Parisi                 Vice President of Business Development                  332,500   (5)                1%
Roberto Campagna            Vice President of Retail Sales                          320,000   (6)                1%
Debbie Weinstein            Secretary                                               100,000   (7)                0%
Steven Houck                Director                                                240,000   (8)                0%
James Stechyson             Director                                                720,000   (9)                1%
Charles Saikaley            Director                                                240,000   (10)               0%
Donald Gibbs                Director                                                240,000   (11)               0%

All executive officers and officers as a group (10 persons)
                                                                                 40,811,282                     74%


1. The beneficial ownership of Michael Cowpland consists of 18,645,320 common shares owned directly by Dr. Cowpland, 9,558,621 common shares which Dr. Cowpland has the right to acquire under outstanding stock options, 1,000,000 common shares owned by Dr. Cowpland's spouse, 8,299,848 common shares owned by a company controlled by Dr. Cowpland's spouse, and 302,493 common shares owned by the minor children of Dr. Cowpland and his spouse. Dr. Cowpland disclaims beneficial ownership of the shares held by his wife and the company controlled by his wife and the shares held by his minor children.


2. The beneficial ownership of Denise Batson consists of 5,255,000 common shares owned directly and 295,000 common shares which she has a right to acquire under presently exercisable stock options.

3. The beneficial ownership of Tony Davidson consists of 450,000 common shares which he has a right to acquire under presently exercisable stock options.

4. The beneficial ownership of Jennifer North consists of 362,500 common shares which she has a right to acquire under presently exercisable stock options.

5. The beneficial ownership of William Parisi consists of 332,500 common shares which he has a right to acquire under presently exercisable stock options. Mr. Parisi's final day of employment with ZIM was September 17, 2004.


6. The beneficial ownership of Roberto Campagna consists of 320,000 common shares which he has a right to acquire under presently exercisable stock options.

7. The beneficial ownership of Debbie Weinstein consists of 100,000 common shares which she has a right to acquire under presently exercisable stock options.

8. The beneficial ownership of Steven Houck consists of 240,000 common shares which he has a right to acquire under presently exercisable stock options.

9. The beneficial ownership of James Stechyson consists of 450,000 common shares owned directly, 220,000 common shares which he has a right to acquire under presently exercisable stock options, and 50,000 shares issuable upon exercise of presently exercisable warrants.

10. The beneficial ownership of Charles Saikaley consists of 240,000 common shares which he has a right to acquire under presently exercisable stock options.

11. The beneficial ownership of Donald Gibbs consists of 240,000 common shares which he has a right to acquire under presently exercisable stock options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2002, Dr. Michael Cowpland, and other members of Dr. Cowpland's family, purchased 1,000,000 special shares of ZIM Technologies for a price of approximately $687,500. All special shares were converted into common shares on June 1, 2003.

In April 2002, Dr. Michael Cowpland loaned approximately $630,000 to ZIM Technologies. The loan had an interest rate of 5% per annum and was repaid on January 7, 2004, through the conversion of the debt into equity.

Commencing in May 2002, 160879 Canada, Inc., a corporation owned by the spouse of Dr. Michael Cowpland, loaned funds in Canadian Dollars to ZIM Technologies. These loans had an interest rate of 5% per annum and were repaid on January 7, 2004, through the conversion of debt into common shares of ZIM. Advances, translated to US dollars at the historical rates, all with interest at a rate of 5% per annum and repayable on demand, were, as follows:

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

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the period March 1, 2004 to March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the most recent two periods, we incurred audit, audit related, tax and other fees with our principal auditors, Raymond Chabot Grant Thornton General Partnership, as follows:


                               TEN MONTHS ENDED                 YEAR ENDED
                                MARCH  31, 2004               MAY 31, 2003
                                              $                          $
Audit fees                              138,232                     92,777
Audit related fees                       22,416                     35,741
Tax fees                                 33,624                      5,738
Other fees                               11,208                     14,788
                      -------------------------- --------------------------
Total fees                              205,480                    149,044
                      ========================== ==========================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZIM Corporation
(Registrant)

By /s/ Michael Cowpland
------------------------------------
Michael Cowpland (President and CEO)



Date    October 7, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-------------------------------------- -------------------------------------------- -------------------------------------
NAME                                   TITLE                                        DATE
-------------------------------------- -------------------------------------------- -------------------------------------

/s/ Michael Cowpland                   President, Chief Executive Officer and       October 7, 2004
Michael Cowpland                       Director
-------------------------------------- -------------------------------------------- -------------------------------------

/s/ Jennifer North                     Chief Financial and Principal Accounting     October 7, 2004
Jennifer North                         Officer
-------------------------------------- -------------------------------------------- -------------------------------------

/s/ Steven Houck
Steven Houck                           Director                                     October 7, 2004
-------------------------------------- -------------------------------------------- -------------------------------------

/s/ Charles Saikaley
Charles Saikaley                       Director                                     October 7, 2004
-------------------------------------- -------------------------------------------- -------------------------------------

/s/ James Stechyson
James Stechyson                        Chairman and Director                        October 7, 2004
-------------------------------------- -------------------------------------------- -------------------------------------

/s/Donald Gibbs
Donald Gibbs                           Director                                     October 7, 2004
-------------------------------------- -------------------------------------------- -------------------------------------

EXHIBIT INDEX

EXHIBIT           EXHIBIT
NUMBER

2.1       Reincorporation Merger Agreement (1)


2.2 Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(1)


2.3 Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)

3.1       Articles of Incorporation of the Registrant (1)

3.2       By-Laws of the Registrant (1)

4.1       The Registrant's 2003 Stock Option Plan (2)

4.2       Form of Warrant Agreement (3)

10.1 Employment agreement between ZIM Technologies International, Inc. and Tony Davidson dated April 30, 2001(4)

10.3 Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(5)

10.4 ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000(1)

10.7 ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002(1)

21.1      List of subsidiaries of the Registrant (3)

31.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

32.2 Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

         ----------------------------------

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