Form 10QSB
period 2004-09-30
ZIM CORP
filed 2004-11-15
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No |_|

        Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

    CLASS                               OUTSTANDING AT NOVEMBER 10, 2004
Common shares                                      59,432,869


        Transitional Small Business Format (check one): Yes |_|    No |X|

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months Ended September 30, 2004 and September 30, 2003......  4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended September 30, 2004 and September 30, 2003................  5

Condensed Consolidated Balance Sheets as at September 30, 2004
(Unaudited) and March 31, 2004............................................  6

Notes to Condensed Consolidated Financial Statements (Unaudited)..........  7

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 14

Item 3.  Controls and Procedures.......................................... 26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...... 27

Item 3.  Defaults upon Senior Securities.................................. 27

Item 4.  Submission of Matters to a Vote of Security Holders.............. 27

Item 5.  Other Information................................................ 27

Item 6.  Exhibits......................................................... 28

Signatures................................................................ 29

Exhibits

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

ZIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

-----------------------------------------------------------------------------------------------------------------------------------

                                                        Three months          Three months           Six months          Six months
                                                               ended                 ended                ended               ended
                                                  September 30, 2004    September 30, 2003   September 30, 2004  September 30, 2003
                                                  ------------------   -------------------  -------------------  ------------------
                                                         (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
                                                                   $                    $                    $                   $

REVENUE                                                    3,227,000              507,317            4,705,716             950,674
                                                  -------------------  -------------------  -------------------   -----------------

EXPENSES
      Cost of revenue                                      2,612,763               60,567            3,894,378             121,599
      Selling, general and administrative                    821,486              580,452            1,859,983           1,340,387
      Research and development                               191,121              169,692              364,601             349,803
      Amortization of intangible assets                      105,387                9,351              172,783              14,823
      Loss on disposal of property and equipment              29,543                    -               29,543                   -
                                                  -------------------  -------------------  -------------------   -----------------
Total expenses                                             3,760,300              820,062            6,321,288           1,826,612
                                                  -------------------  -------------------  -------------------   -----------------

Operating loss before income taxes
and interest                                               (533,300)            (312,745)          (1,615,572)           (875,938)
Interest                                                     (2,238)               31,619                (621)              58,158
                                                  -------------------  -------------------  -------------------   -----------------
Operating loss before income taxes                         (531,062)            (344,364)          (1,614,951)           (934,096)
Income taxes (recoverable)                                     3,952             (19,999)             (87,732)            (93,973)
                                                  -------------------  -------------------  -------------------   -----------------

Net loss                                                   (535,014)            (324,365)          (1,527,219)           (840,123)
                                                  ===================  ===================  ===================   =================

Basic and fully diluted loss per
share                                                        (0.009)              (0.008)              (0.027)             (0.021)
                                                  ===================  ===================  ===================   =================

Weighted average number of shares
outstanding                                               57,745,747           40,090,209           56,533,934          39,508,881
                                                  ===================  ===================  ===================   =================



===================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.


ZIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

------------------------------------------------------------------------------------------------------------------------

                                                                            Six months ended            Six months ended
                                                                          September 30, 2004          September 30, 2003
                                                                        ---------------------     -----------------------
                                                                                 (Unaudited)                  (Unaudited)
                                                                                          $                            $
OPERATING ACTIVITIES
Net loss                                                                         (1,527,219)                   (840,123)
Items not involving cash:
      Depreciation of property and equipment                                         161,660                      68,798
      Amortization of intangible assets                                              269,966                      14,823
      Loss on disposal of property and equipment                                      29,543                           -
      Compensation expense                                                           281,824                           -
      Changes in operating working capital                                         (834,945)                   (259,871)
                                                                        ---------------------     -----------------------
Cash flows used in operating activities                                          (1,619,171)                 (1,016,373)
                                                                        ---------------------     -----------------------
INVESTING ACTIVITIES
Proceeds on disposal of property and equipment                                           901                           -
Purchase of property and equipment                                                  (36,015)                    (66,694)
                                                                        ---------------------     -----------------------
Cash flows used in investing activities                                             (35,114)                    (66,694)
                                                                        ---------------------     -----------------------
FINANCING ACTIVITIES
Repayment of capital lease obligations                                                     -                    (15,109)
Proceeds from the exercise of options                                                 66,600                           -
Proceeds from shares issued through private placements, net                        1,143,136                           -
Proceeds from debt issued                                                                  -                     827,370
                                                                        ---------------------     -----------------------
Cash flows provided by financing activities                                        1,209,736                     812,261
                                                                        ---------------------     -----------------------

Effect of changes in exchange rates on cash                                          (5,544)                      41,030
                                                                        ---------------------     -----------------------
DECREASE IN CASH                                                                   (450,093)                   (229,777)
Cash, beginning of period                                                            870,520                     442,924
                                                                        ---------------------     -----------------------
Cash, end of period                                                                  420,427                     213,147
                                                                        =====================     =======================


=========================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

----------------------------------------------------------------------------------------------------------------

                                                                                  September 30,        March 31,
                                                                                           2004            2004
                                                                                     ----------     -----------
                                                                                    (Unaudited)        (Audited)
                                                                                              $               $
ASSETS
Current assets
      Cash                                                                              420,427         870,520
      Accounts receivable, net                                                        2,621,770       1,022,626
      Investment tax credits receivable                                                 435,596         350,780
      Prepaid expenses                                                                   34,679          60,430
                                                                                    -----------     -----------
                                                                                      3,512,472       2,304,356

Property and equipment, net                                                             450,423         601,523
Intangible assets, net                                                                1,214,368       1,442,666
Goodwill                                                                              2,491,940       2,397,620
                                                                                    -----------     -----------
                                                                                      7,669,203       6,746,165
                                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                  834,880         491,053
      Accrued liabilities                                                             1,421,718         876,007
      Deferred revenue                                                                  265,062         369,077
                                                                                    -----------     -----------
                                                                                      2,521,660       1,736,137
                                                                                    -----------     -----------
Shareholders' Equity
Preferred shares, no par value, non-cumulative
      dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Authorized unlimited shares; issued and outstanding
      NIL shares at September 30, 2004 and March 31, 2004
Special shares, no par value, non-voting, participating,
      convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Authorized unlimited shares; issued and outstanding NIL shares at September 30, 2004 and NIL at March 31, 2004
      All special shares were converted into common shares on June 1, 2003
Common Shares, no par value,                                                         17,239,506      16,029,770
      authorized unlimited shares issued and outstanding 58,414,792 shares at
      September 30, 2004 and 55,180,026 shares at March 31, 2004
Additional paid-in capital (Note 6)                                                   1,822,783       1,540,959
Accumulated deficit                                                                 (13,776,792)    (12,249,573)
Accumulated other comprehensive loss                                                   (137,954)       (311,128)
                                                                                    -----------     -----------
                                                                                      5,147,543       5,010,028
                                                                                    -----------     -----------
                                                                                      7,669,203       6,746,165
                                                                                    ===========     ===========


===============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation ("ZIM" or the "Corporation") and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest transitional report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the ten months ended March 31, 2004 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Corporation. The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

These financial statements have been prepared on a going concern basis which assumes that the Corporation will realize the carrying value of its assets and satisfy its obligations as they become due in the normal course of operations. As at September 30, 2004 the Corporation has incurred a loss of $1,527,219 for the six months then ended and has incurred losses during each of the last five years. In addition, the Corporation generated negative cash flows from operations of $1,619,171 for the six months ended September 30, 2004 and has generated negative cash flows from operations during each of the last five years.

The Corporation's management team has focused the direction of the Corporation from a mature database and application development technology player to a provider of interactive mobile messaging services and applications. To establish the interactive mobile messaging business model, the Corporation needs substantial funds for marketing and business development.

All of the factors above raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the placement of equity, obtaining additional advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Corporation's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Corporation's position and/or results of operations and may necessitate a reduction in operating activities. The unaudited, condensed consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

In the longer term, the Corporation has to generate the level of sales which would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Corporation's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its applications and services and the level of its promotional activities and advertising required to support its software. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Corporation.

3 - RELATED PARTY TRANSACTIONS

On June 25, 2004, the Corporation's Chief Executive Officer and majority shareholder, a corporation owned by the spouse of the Corporation's Chief Executive Officer and the spouse of the Corporation's Chief Executive Officer participated in a private placement of the Corporation's common shares whereby they purchased 775,789 units for gross proceeds of $294,800. The shares issued in the private placement were priced at $0.38 per unit, the closing market price on the Over the Counter Bulletin Board ("OTCBB") on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

On July 30, 2004, the Corporation completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of the Corporation's Chief Executive Officer.

4 - SIGNIFICANT ACCOUNTING POLICIES

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                 Three months           Three months             Six months            Six months
                                                        ended                  ended                  ended                 ended
                                           September 30, 2004     September 30, 2003     September 30, 2004    September 30, 2003
                                           -------------------    -------------------    -------------------   -------------------
                                                  (Unaudited)            (Unaudited)            (Unaudited)           (Unaudited)
                                                            $                      $                      $                     $

Net loss, as reported                               (535,014)              (324,365)            (1,527,219)             (840,123)

Stock-based employee compensation expense
determined under fair value based method
for all awards                                       (90,975)              (184,197)            (1,139,121)           (1,290,771)
                                           -------------------    -------------------    -------------------   -------------------

                                           -------------------    -------------------    -------------------   -------------------
Net loss, pro forma                                 (625,989)              (508,562)            (2,666,340)           (2,130,894)
                                           ===================    ===================    ===================   ===================

Basic and diluted net loss per share:

As reported, basic and diluted                        (0.009)                (0.008)                (0.027)               (0.021)
                                           ===================    ===================    ===================   ===================

Net loss, pro forma per share                         (0.011)                (0.013)                (0.047)               (0.054)
                                           ===================    ===================    ===================   ===================


Total options granted during the three and six months ended September 30, 2004 were 1,045,000 and 6,652,500, respectively, and for the three and six months ended September 30, 2003, were 589,593 and 4,192,165, respectively. Options granted to employees during the three and six months ended September 30, 2004 were 845,000 and 5,492,500, respectively and for the three and six months ended September 30, 2003, were 589,593 and 4,192,165, respectively. The fair value of options granted to employees and stock purchased under our employee stock purchase plan (ESOP) at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

Options granted to non-employees during the three and six months ended September 30, 2004 were 200,000 and 1,160,000, respectively and NIL for the three and six months ended September 30, 2003. The fair value of stock options issued to non-employees at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

Compensation expense of $24,145 and $281,824 were recognized in the three and six months ended September 30, 2004, respectively, based on the fair value of these options.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

The following securities have exercise prices below the market value at the quarter end and as a result could potentially dilute basic earnings per share in the future. They have not been included in diluted earnings per share because their effect was anti-dilutive:

                                 September 30, 2004    September 30, 2003
                           ------------------------ ---------------------
  Stock options                             15,000            14,800,000
  Warrants                                       -

Total options outstanding at September 30, 2004 and 2003 were 21,955,671 and 19,055,497 respectively. Total warrants outstanding at September 30, 2004 and 2003 were 7,179,538 and NIL respectively.

6 - SHAREHOLDERS' EQUITY

The Corporation issued 120,000 and 220,000 common shares during the three and six months ended September 30, 2004, respectively and NIL for the three and six months ended September 30, 2003 through the exercise of stock options by employees.

On June 25, 2004, the Corporation completed the first part of a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011. Each unit consists of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005. Of these 1,010,555 units, 775,789 were purchased by related parties.

On July 30, 2004, the Corporation completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for total gross proceeds of $761,600. Each warrant may be exercised at any time prior to October 30, 2005. All of the 2,004,211 units were purchased by the spouse of the Corporation's Chief Executive Officer.

ADDITIONAL PAID IN CAPITAL

During the three and six month periods ended September 30, 2004, the Corporation issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $24,145 and $281,824, respectively.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


7 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited condensed consolidated balance sheet. The components of comprehensive loss are as follows:

                                                 Three months           Three months             Six months              Six months
                                                        ended                  ended                  ended                   ended
                                           September 30, 2004     September 30, 2003     September 30, 2004      September 30, 2003
                                                  (Unaudited)            (Unaudited)            (Unaudited)             (Unaudited)
                                         ---------------------    -------------------    -------------------    --------------------
                                                            $                      $                      $                       $

Net loss, as reported                               (535,014)              (324,365)            (1,527,219)               (840,123)
Foreign currency translation adjustment               259,604               (20,855)                173,174               (122,980)
                                         ---------------------    -------------------    -------------------    --------------------
Comprehensive loss                                  (275,410)              (345,220)            (1,354,045)               (963,103)
                                         =====================    ===================    ===================    ====================



8 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the ten month period ended March 31, 2004.

The following table sets forth external revenues attributable to and used by the two identified product lines:

                                                 Three months             Three months           Six months              Six months
                                                        ended                    ended                ended                   ended
                                           September 30, 2004       September 30, 2003   September 30, 2004      September 30, 2003
                                                  (Unaudited)              (Unaudited)          (Unaudited)             (Unaudited)
                                         ---------------------    --------------------- --------------------    -------------------
                                                            $                      $                      $                      $
  Revenue
     SMS                                            2,913,871                   66,913            4,073,941                 95,746
     Software                                         313,129                  440,404              631,775                854,928
                                         ---------------------    --------------------- --------------------    -------------------
  Total revenue                                     3,227,000                  507,317            4,705,716                950,674
                                         =====================    ===================== ====================    ===================


The following table sets forth segment assets used by each product line:

                                   September 30, 2004         March 31, 2004
                                          (Unaudited)              (Audited)
                                 ---------------------    -------------------
                                                    $                      $
  Segment assets
     SMS                                    6,118,889              5,705,354
     Software                               1,550,314              1,040,811
                                 ---------------------    -------------------
  Total segment assets                      7,669,203              6,746,165
                                 =====================    ===================

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:


                                                   Three months          Three months            Six months           Six months
                                                          ended                 ended                 ended                ended
                                             September 30, 2004    September 30, 2003    September 30, 2004   September 30, 2003
                                                    (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)
                                             -------------------   ------------------- --------------------   -------------------
                                                              $                     $                    $                     $
   Revenue
      Canada                                            182,231                96,245              253,470               170,881
      Brazil                                            221,814               304,228              421,223               525,878
      United States                                   1,553,811                51,695            1,608,562                74,098
      United Kingdom                                  1,236,405                     -            2,356,836                     -
      Europe                                             30,786                53,397               58,509               176,255
      Other                                               1,953                 1,752                7,116                 3,562
                                             -------------------   ------------------- --------------------   -------------------
   Total revenue                                      3,227,000               507,317            4,705,716               950,674
                                             ===================   =================== ====================   ===================


9 - COMMITMENTS AND CONTINGENCIES

The Corporation's lease commitments relating to facilities and equipment totals $421,541. The minimum lease payments are:

                                                                $
   Balance of 2005                                         83,804
   2006                                                   145,820
   2007                                                   135,240
   2008                                                    56,677
                                                ------------------
                                                          421,541
                                                ==================


GOVERNMENT ASSISTANCE

During the year ended May 31, 2002, the Corporation received approximately $97,465 from the Canadian International Development Agency for the purpose of undertaking a viability study of acquiring Zim Technologies do Brasil Ltda. The amount is fully repayable, based on 1% of Zim Technologies do Brasil Ltda.'s revenues from July 23, 2001 to May 31, 2005, if revenues realized by Zim Technologies do Brasil Ltda. exceed $3,963,221 cumulatively.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


10 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

11 - SUBSEQUENT EVENTS

On October 7, 2004, the Corporation completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Corporation's Chief Executive Officer, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share.

On October 25, 2004, the Corporation acquired the customer list and domain names of TextForce Limited, a UK based corporation. The transaction was completed by issuing options to the shareholder of TextForce Limited. The fair value of approximately $20,000 was estimated using the Black-Scholes pricing model with an expected life of 18 months, and expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that are based on our current expectations, estimates and projections about the registrant and the industries in which we operate. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required by law.

Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of new software products, our need for significant additional funding, the uncertain market acceptance of our products, the uncertainties inherent in managing the integration of businesses acquired by us, our reliance on wireless carriers to market and use our applications and services and rapid developments in technology, including developments by competitors. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


EXECUTIVE SUMMARY

Beginning in 2001, we expanded our business strategy to include the design and development of various applications and services based on SMS (Short Messaging Service) technology. Commencing in February 2004, revenue from these SMS applications and services has become our primary source of revenue.

Since the acquisition of EPL Communications and E-Promotions Limited (together referred to as "EPL"), our major revenue source has been providing aggregator services to various mobile content providers. ZIM provides mobile content providers, our customers, access to the mobile operators (also referred to as "carriers"). By expanding the services acquired from EPL, we are now providing these services internationally. For the first quarter of the 2005 fiscal year, revenues from these operations were approximately $1.1 million. For the second quarter of the 2005 fiscal year, revenues from these services are approximately $2.9 million.

Revenues from our SMS applications, like SMS Office and custom mobile applications have not grown significantly during the quarter as carriers continue to market these applications to their end users. Revenues from these applications were approximately $69,000 in the second quarter of fiscal 2005, as compared to $15,000 in the first quarter of fiscal 2005.

Sales of Zim IDE Software, our legacy offering, were lower than expected as customers continued to wait for the release of a new version of the product, known as Zim 8. Zim 8 was released in October 2004 and management anticipates an increase in sales volumes by the end of this fiscal year. We do not expect the overall volume of the software segment to become a significant portion of our revenue.

OVERVIEW

Historically we have been known as a developer and provider of the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for Zim IDE software was developed at Bell Northern Research in Ottawa, Canada in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs and distributors.

Beginning in 2001, we expanded our business strategy to include mobile data software products and services. ZIM designs these mobile data software tools to take advantage of the existing wireless data network infrastructure known as SMS. SMS, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. In February 2004 we acquired EPL in the UK which further extended our SMS offerings.

Currently we are generating a significant portion of our revenue by providing mobile content providers with access to mobile operators internationally. Mobile operators do not work directly with the content providers, but instead work with companies such as ZIM to allow the mobile content providers to send content to their end users. We will continue to grow this area of the business as the international acceptance of SMS as a method of communication expands.

In addition to providing the above service, we have developed several applications that integrate with desktop computers in a business and consumer environment to extend the functionality of the desktop (e-mail, calendars, and contacts) to cellular phones. Our technology offers a unique two-way SMS solution that allows for: seamless integration with both Microsoft Outlook and Microsoft Excel, open delivery threads for on-going message conversations, sending e-mail to SMS (and the reverse) without losing message integrity and maintaining message history, two-way messaging directly via SMS and without the use of complicated replying codes.

Our key products, ZIM SMS Office and ZIM Chat, are resold by telecommunication carriers to their subscribers under the carrier's own brand. Currently our applications are being offered to subscribers of Rogers in Canada, Telcel in Mexico, StarHub in Singapore and Digi in Malaysia.

As indicated in the first quarter report, we did not expect significant revenues from our SMS applications in this quarter as most of the carriers were in various stages of their commercial launch. The future growth and success of this business line is dependent upon user acceptance of our products. Because these products are new and the market is untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following discussion includes information from the unaudited, condensed consolidated statements of operations for the three months ended September 30, 2004 and 2003. The information for the three months ended September 30, 2004, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the ten months ended March 31, 2004, and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

                                     Three months          As a % of           Three months          As a % of          % change
                                  ended September              total        ended September              total      between 2004
                                         30, 2004            revenue               30, 2003            revenue          and 2003
                               -------------------    ---------------    -------------------    ---------------   ---------------
                                      (Unaudited)         (Unaudited)            (Unaudited)        (Unaudited)      (Unaudited)
                                                $                                         $
REVENUE
        SMS applications                2,913,871              90.3%                 66,913              13.2%             4255%
        Software                           79,742               2.5%                183,315              36.1%              -56%
        Maintenance                       224,820               7.0%                246,564              48.6%               -9%
        Consulting                          8,567               0.3%                 10,525               2.1%              -19%
                               -------------------    ---------------    -------------------    ---------------
                                        3,227,000               100%                507,317               100%              536%
                               ===================    ===============    ===================    ===============



Total revenue for the three months ended September 30, 2004 was $3,227,000, representing an increase of 536% from the same period in the prior year. As mentioned in the overview, this increase is a result of our changing focus away from being a database provider toward offering our customers SMS services and applications. Revenues for the first three months of the current fiscal year were $1,478,716. The increase on a quarter to quarter basis is 120%.

SMS applications

Revenues from SMS applications for the three months ended September 30, 2004 has increased substantially from the similar period in the prior year. In February 2004, we began to expand our SMS offering to include aggregator services. This expansion in services was a direct result of the acquisition of EPL. Subsequent to February 2004, we have continued to expand our customer base, resulting in further increases in revenue.

Within this segment of our operations we are generating revenue from the following SMS products and services:

                                         Three months         Three months
                                                ended                ended
                                   September 30, 2004   September 30, 2003
                                   ------------------ --------------------
                                         (Unaudited)           (Unaudited)
                                                   $                    $
AGGREGATOR SERVICES
Bulk SMS                                     264,985                    -
Premium SMS                                2,525,882                    -
Virtual mobile                                 6,492                    -
Location based service                        20,286                    -
Web hosting                                   27,588                    -
                                   ------------------ --------------------
                                           2,845,233                    -
                                   ------------------ --------------------
SMS APPLICATIONS                              68,638               66,913
                                   ------------------ --------------------

                                           2,913,871               66,913
                                   ================== ====================


As indicated above, the prime source of revenue is premium SMS. Effective July 2004, we have increased our volumes in bulk and premium services to mobile content providers.

Included in the SMS applications are custom mobile solutions such as our chat applications and our paging applications. Management expects to see growth in these areas in the third quarter of this fiscal year as customers of the carriers start using the applications.

Software, Maintenance and Consulting

Software sales have decreased for the three months ended September 30, 2004 as customers were waiting for the release of the next version of the Zim IDE software, Zim 8. Although we had anticipated this release in the second quarter of this fiscal year, we did not release the product until subsequent to the end of the second quarter.

Maintenance contracts have decreased 9% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Maintenance revenue for the three months ended September 30, 2004 is consistent with maintenance revenues for the three months ended June 30, 2004.

Consulting revenues continue to decline as all customers are using a version of the software that has been on the market for over one year. With the release of Zim 8, there may be new consulting opportunities but it is not expected to be a significant part of ZIM's business.

EXPENSES

Expenses increased substantially from prior years as a result of the costs related to revenue and the increase in amortization of intangible assets purchased in the acquisition of EPL.

                                                           Three months           Three months            % change
                                                        ended September        ended September             between
                                                               30, 2004               30, 2003             periods
                                                     -------------------    -------------------   -----------------
                                                            (Unaudited)            (Unaudited)          (Unaudited)
                                                                      $                      $

Cost of revenue                                               2,612,763                 60,567               4214%
Selling, general and administrative                             821,486                580,452                 42%
Research and development                                        191,121                169,692                 13%
Amortization of intangible assets                               105,387                  9,351               1027%
Loss (gain) on disposal of property and equipment                29,543                      -                   -
Interest                                                        (2,238)                 31,619               -107%
Income taxes (recoverable)                                        3,952               (19,999)               -120%
                                                     -------------------    -------------------
                                                              3,762,014                831,682               5068%
                                                     ===================    ===================


COST OF REVENUE

                             Three months ended        Three months ended
                             September 30, 2004        September 30, 2003
                            ---------------------------------------------------
                                    (Unaudited)               (Unaudited)
                                              $                         $
COST OF REVENUE

        SMS applications              2,553,872                     5,586
        Software                         46,555                    34,133
        Maintenance                      10,904                    20,359

        Consulting                        1,432                       489
                            --------------------       -------------------
                                      2,612,763                    60,567
                            --------------------       -------------------

MARGINS
        SMS applications                359,999   12%              61,327    92%
        Software                         33,187   42%             149,182    81%
        Maintenance                     213,916   95%             226,205    92%
        Consulting                        7,135   83%              10,036    95%
                            --------------------       -------------------
                                        614,237   19%             446,750    88%
                            --------------------       -------------------



Overall, we realized a gross margin of $614,237 or 19% for the three months ended September 30, 2004 as compared to $446,750 or 88% for the three months ended September 30, 2003. This change is a result of the increased activity in our SMS applications. The decrease in gross margins is a result of the composition of the revenue in the prior year. Revenue in the three months ended September 30, 2003 was primarily related to sales of software and related maintenance, which has lower direct costs than SMS applications.

Commencing in February 2004, ZIM has been realizing revenues and direct expenses relating to SMS applications. Included in direct costs are payments made to carriers, amortization of core technology related to SMS applications and salaries related to the support for the applications. As a result we experienced a gross margin of 12%. In the same period in prior years, the direct costs related only to supporting salaries as there was no amortization of core technology or payments to carriers. As a result, we experienced a gross margin of 92% for the same period in the prior year.

For the three months ended September 30, 2004, direct costs of $46,555 relating to software sales include approximately $35,000 of costs incurred as a result of sales in Brazil. The remaining $11,555 relates to salaries incurred in Canada to support software sales. For the prior year, of the $34,133, approximately $24,000 relates to costs incurred in Brazil with the balance of $10,133 being salaries incurred in Canada. Salaries are a fixed cost and do not fluctuate based on sales volume and as a result of the lower sales volumes for the three months ended September 30, 2004, there is a lower margin realized. In addition, included in Brazil's costs are various taxes related to sales. These taxes increased from 8% of Brazilian revenue in the three months ended September 30, 2003 to 13% of Brazilian revenue for the three months ended September 30, 2004. The combined affect of the increase in taxes and decrease in sales volumes for software for the three months ended September 30, 2004 has resulted in the decrease in margins from 81% to 42%.

The gross margins on maintenance between the second quarter of 2005 and 2004 have remained relatively stable at 95% and 92% respectively. Maintenance direct costs are salaries and benefits related to the support given to customers.

Consulting is not considered to be a core part of our business and as a result, we offer consulting services at the request of our client. These services are priced competitively with various margins achieved.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $241,034 for the three months ended September 30, 2004. This increase is primarily a result of running our UK operations. Approximately $161,000 was incurred as selling, general and administrative expenses for the three months ended September 30, 2004. As we did not acquire EPL until February 2004, there are no corresponding expenses in the same period for the prior year.

In addition, approximately $20,000 relates to bad debts adjusted at the end of the quarter. The increase in bad debts from prior years is a result of the increase in our customer base and revenues.

Other variations between the three months ended September 30, 2004 and September 30, 2003 are related to options granted to non-employees resulting in a non-cash expense of approximately $38,000 and our increase in insurance coverage to protect our UK operations.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2004 were $191,121 as compared to $169,692 for the similar period in the prior year. The increase in research and development is a result of increased salaries and benefits. For the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, additional engineering resources were on staff to assist with the transition to being an SMS company.

AMORTIZATION OF INTANGIBLE ASSETS

We acquired intangible assets with the acquisition of EPL. Included in the intangible assets are core technology and customer relationships. We have estimated that the life of the core technology is five years and the customer relationships are 18 months. As a result, effective February 2004, we have been recognizing increased amortization for these intangible assets.

Amortization of intangible assets relating to the core technology has been included in the direct costs of SMS applications.

INTEREST

During the three month period ended September 30, 2003, the Corporation incurred interest on the debt held by our Chief Executive Officer and a related party at 5% per annum. This debt was converted into shares in January 2004, and as a result, there are minimal interest expenses for the second quarter of fiscal 2005. Our operations in Brazil received interest income on their surplus cash for the period.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as investment tax credits (ITC) on research and development expenditures in Canada. Income taxes for the quarter ended September 30, 2004 are higher than September 30, 2003, as a result of the decrease in ITCs. The decrease in ITCs is a result of a decrease in eligible expenditures for the tax credits. With the change in the composition of our revenue, not all research and development projects are eligible for ITCs. In the period ended September 30, 2004, it is estimated that approximately 60% of the work done is eligible for ITCs, as compared to an estimate of 90% for the previous year. Management expects further reductions in ITCs as we are allocating fewer resources to research and more resources to supporting revenue.

As a result of the factors described above, the net loss for the three months ended September 30, 2004 was $535,014 as compared to $324,365 for the three months ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

                                                                                                                   % change
                               Six months ended          As a % of      Six months ended          As a % of      from prior
                             September 30, 2004      total revenue    September 30, 2003      total revenue            year
                             -------------------    ---------------   -------------------    ---------------    ------------
                                    (Unaudited)         (Unaudited)          (Unaudited)        (Unaudited)
                                              $                                        $
REVENUE
        SMS applications              4,073,941              86.6%                95,746              10.1%           4155%
        Software                        178,704               3.8%               402,184              42.3%            -56%
        Maintenance                     441,048               9.4%               429,137              45.1%              3%
        Consulting                       12,023               0.3%                23,607               2.5%            -49%
                             -------------------    ---------------   -------------------    ---------------
                                      4,705,716               100%               950,674               100%            395%
                             ===================    ===============   ===================    ===============


Total revenue for the six months ended September 30, 2004 was $4,705,716, representing an increase of 395% from the same period in the prior year. As mentioned in the overview, this increase is a result of our changing focus away from being a provider of database software toward offering our customers SMS services and applications.

SMS applications

Revenues from SMS applications in the six months ended September 30, 2004 have increased substantially from the similar period in the prior year. As mentioned above, this increase was a direct result of the acquisition of EPL. Subsequent to February 2004, we have continued to expand our customer base, resulting in further increases in revenue.

Within this segment of our operations we are generating revenue from the following SMS products and services:

                                     Six months ended    Six months ended
                                   September 30, 2004  September 30, 2003
                                  ------------------- -------------------
                                          (Unaudited)         (Unaudited)
                                                    $                   $
AGGREGATOR SERVICES

Bulk SMS                                     338,572                   -
Premium SMS                                3,507,245                   -
Virtual mobile                                13,763                   -
Location based service                        77,108                   -
Web Hosting                                   52,871                   -
                                  ------------------- -------------------
                                           3,989,559                   -
                                  ------------------- -------------------
SMS APPLICATIONS                              84,382              95,746
                                  ------------------- -------------------

                                           4,073,941              95,746
                                  =================== ===================

As indicated above, the prime source of revenue is premium SMS. Effective July 2004, we have been providing bulk and premium services to a mobile content provider in the United States for delivery of messages to end users in Canada and the UK. There were no significant revenues from this customer prior to the three months ended September 2004.

Included in SMS applications are custom mobile solutions; including our chat and paging applications.

Software, Maintenance and Consulting

Software sales have decreased by 56% for the six months ended September 30, 2004 as customers were waiting for the release of the next version of the Zim IDE software, Zim 8.

Maintenance contracts have increased 3% for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. Management does not expect significant changes in the maintenance revenue for the balance of this fiscal year.

As with the three month period, consulting revenues continued to decline as customers were using a version of the software that has been on the market for over one year. With the release of Zim 8, there may be new consulting opportunities but it is not expected to be a significant part of ZIM's business.

EXPENSES

Expenses increased substantially from prior years as a result of the costs related to revenue and the increase in amortization of intangible assets purchased in the acquisition of EPL.

                                                                 Six months             Six months            % change
                                                                      ended                  ended             between
                                                         September 30, 2004     September 30, 2003             periods
                                                         -------------------    ------------------    ----------------
                                                                 (Unaudited)           (Unaudited)         (Unaudited)
                                                                          $                     $

Cost of revenue                                                   3,894,378               121,599               3103%
Selling, general and administrative                               1,859,983             1,340,387                 39%
Research and development                                            364,601               349,803                  4%
Amortization of intangible assets                                   172,783                14,823               1066%
Loss (gain) on disposal of property and equipment                    29,543                     -                   -
Interest                                                              (621)                58,158               -101%
Income taxes (recoverable)                                         (87,732)              (93,973)                 -7%
                                                         -------------------    ------------------
                                                                  6,232,935             1,790,797                248%
                                                         ===================    ==================

COST OF REVENUE

                                     Six months                 Six months
                                          ended                      ended
                             September 30, 2004         September 30, 2003
                             --------------------------------------------------
                                    (Unaudited)                (Unaudited)
                                              $                          $
COST OF REVENUE
        SMS applications              3,772,817                     11,060
        Software                         83,795                     62,166
        Maintenance                      33,310                     42,166
        Consulting                        4,456                      6,207
                                      3,894,378                    121,599

MARGINS
        SMS applications                301,124  7%                 84,686  88%
        Software                         94,909  53%               340,018  85%
        Maintenance                     407,738  92%               386,971  90%
        Consulting                        7,567  63%                17,400  74%
                                        811,338  17%               829,075  87%


Overall, we realized a gross margin of $811,338 or 17% for the six months ended September 30, 2004 as compared to $829,075 or 87% for the six months ended September 30, 2003. As indicated in the analysis comparing the three month periods, the decrease in gross margins is a result of the composition of the revenue in the prior year. Revenue in the six months ended September 30, 2003 was primarily related to sales of software and related maintenance, which has lower direct costs than SMS applications.

The overall margin of 17% for the six months ended September 30, 2004 is slightly lower than the 19% margin realized on the three months ended September 30, 2004. The decrease is a result of lower revenue levels in the first quarter but consistent direct costs related to the amortization of the technology platform.

As mentioned above, commencing in February 2004, ZIM has been realizing revenues and direct expenses relating to SMS applications. Included in direct costs are payments made to carriers, amortization of core technology related to SMS applications and salaries related to the support for the applications. As a result we experienced a gross margin of 7%. In the same period in prior years, the direct costs related only to supporting salaries as there was no amortization of core technology or payments to carriers. As a result, we experienced a gross margin of 88% for the same period in the prior year.

As with the three month comparison, direct costs of $83,795 relating to software sales relates primarily to the direct costs incurred in Brazil. The margins have decreased in the six months ended September 30, 2004, as compared to the six months ended September 30, 2003, as a result of the increase in taxes on Brazil revenues and the fact that direct costs incurred in Canada are fixed and do not vary based on revenue volumes. As a result, the reduced sales volumes did not result in a similar reduction in direct costs.

The gross margins on maintenance between the six months ended September 30, 2004 and 2003 have remained relatively stable at 92% and 90% respectively. Maintenance direct costs are salaries and benefits related to the support given to customers.

Consulting is not considered to be a core part of our business and as a result, we offer consulting services at the request of our client. These services are priced competitively with various margins achieved.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased from $1,340,387 for the six months ended September 30, 2003 to $1,859,983 for the six months ended September 30, 2004. The two primary reasons for the increase relate to the selling, general and administrative expenses incurred in the UK and the issuance of options to non-employees. For the six months ended September 30, 2004, there were non-cash compensation expenses relating to the options of $281,824 and selling, general and administrative expenses in the UK of approximately $275,000.

RESEARCH AND DEVELOPMENT

As indicated in the three month analysis, research and development expenses increased slightly due to the hiring of additional staff.

AMORTIZATION OF INTANGIBLE ASSETS

We acquired new intangible assets with the acquisition of EPL. Included in the intangible assets are core technology and customer relationships. We have estimated that the life of the core technology is five years and the customer relationships are 18 months. As a result, effective February 2004, we have been recognizing increased amortization.

Amortization of intangible assets relating to the core technology has been included in the direct costs of SMS applications.

INTEREST

For the six months ended September 30, 2003, the Corporation incurred interest on the debt held by our Chief Executive Officer and a related party at 5% per annum. This debt was converted into shares in January 2004, and as a result, there are minimal interest expenses for the six months ended September 30, 2004. Our operations in Brazil receive interest income on their surplus funds for the period.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as ITC on research and development expenditures in Canada. As mentioned above, there was a reduction in ITC eligible expenditures, and as a result, ITCs, for the six months ended September 30, 2004, as compared to the six months ended September 30, 2003 were lower. Management expects further reductions in ITCs as we are allocating fewer resources to research and more resources to supporting revenue.

As a result of the factors described above, the net loss for the six months ended September 30, 2004 was $1,527,219 as compared to $840,123 for the six months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2004, ZIM had cash of $420,427 and working capital of $990,812 as compared to working capital of $568,219 at March 31, 2004. The working capital continues to remain positive as a result of a private placement of units in July 2004 (see below).

Cash flows for the fiscal periods were as follows:

                                                      Six months ended          Six months ended
                                                    September 30, 2004        September 30, 2003
                                                  ---------------------    ----------------------
                                                           (Unaudited)               (Unaudited)
                                                                     $                         $
Cash flows used in operating activities                    (1,619,171)               (1,016,373)
Cash flows used in investing activities                       (35,114)                  (66,694)
Cash flows provided by financing activities                  1,209,736                   812,261
                                                  ---------------------
                                                                           ----------------------
                                                             (444,549)                 (270,806)
                                                  =====================    ======================

ZIM used $1,619,171 in operating activities for the six months ended September 30, 2004 as compared to $1,016,373 in the same period in 2003. The increase in cash used in operations is attributed to increase in the net loss for the respective periods and the use of non-cash working capital. As a result of the increase in SMS revenue, ZIM is using more working capital to pay SMS vendors while experiencing more days outstanding on accounts receivable. The increase in days outstanding is a result of the time it takes the telephone carriers in the UK to generate traffic reports for the messages sent and to generate payments. All carriers have a strong payment history and usually pay within 50 days of the end of each month.

ZIM used $35,114 of cash in its investing activities during the six months of fiscal 2005 and $66,694 during the same period in the prior year. These funds were used primarily to purchase computer equipment.

ZIM increased its cash by financing activities in both periods ended September 30, 2004 and 2003. In the first quarter ended June 30, 2004, ZIM completed a private placement, for net proceeds of $381,536, with approximately 77% being received from related parties. On July 30, 2004, the Corporation completed the second closing of this private placement of 2,004,211 units at $0.38 per unit, for total gross and net proceeds of $761,600. All of the 2,004,211 units were purchased by a related party of the Corporation's Chief Executive Officer. For the six months ended September 30, 2003, the same related party provided funds in the form of debt.

Both financings in the six months ended September 30, 2004 were non-brokered private placements to non-U.S.-resident accredited investors. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time within 15 months of the closing date at an exercise price of $0.38 per share (being the market price of our common shares at the time of closing). The form of warrant issued is attached as Exhibit 10.3 to this report and the form of share purchase agreement delivered by the investors is attached as Exhibit 10.2.

ZIM will need an estimated $3,200,000 in additional financing in order to fund its operating losses and other working capital requirements for the next 12 months. Approximately $397,000 was received subsequent to the end of the quarter from a related party in a private placement. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds for the estimated additional required financing of $2,800,000.

ZIM expects to obtain further financing through the sale of its securities to investors as well as the exercising of options from option holders and warrants. However, ZIM has not received any commitments from any third parties to provide additional financing. Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. If ZIM is unable to obtain further financing, the Corporation will experience staff lay-offs and other cost reductions in order to continue operations. In this situation, ZIM would not be able to further its technological developments or business development initiatives.

As a result of some of the items noted above, the Report of the Independent Registered Public Accounting Firm for the ten-month period ended March 31, 2004 indicated that there was substantial doubt regarding our ability to continue as a going concern.

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of September 30, 2004 and is based on contracts signed with third parties:

The Corporation's lease commitments relating to facilities and equipment totals $421,531. The minimum lease payments are:

                                                                $
   Balance of 2005                                         83,804
   2006                                                   145,820
   2007                                                   135,240
   2008                                                    56,677
                                                ------------------
                                                          421,541
                                                ==================

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information regarding sales of and other transactions with respect to, our securities issued during the three months ended September 30, 2004:

On July 30, 2004, the Corporation issued 2,004,211 units in a non-brokered private placement to non-U.S. investors at $0.38 per unit and, as a result, raised $761,600 in the aggregate. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.38 per share expiring October 30, 2005. The units were purchased by the spouse of the Chief Executive Officer of the Corporation. This issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, as well as applicable exemptions under Canadian securities laws.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Corporation held an annual meeting of its shareholders on September 23, 2004, the ("Annual Meeting").

(b) Not applicable.

(c) The following matter was voted on at the Annual Meeting:

              The ratification of the appointment of Raymond Chabot Grant Thornton LLP as the Corporation's independent auditors for the fiscal year ending March 31, 2005. The votes were cast for this matter as follows:

                     For               Against              Abstain
------------------------- --------------------- --------------------

              33,466,932                   110                5,440


(d) Not applicable.


ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit
    Number      Description
   -------      -----------

        10.1 Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THE EXHIBIT.

        10.2 Form of Share Purchase Agreement by and among certain investors and ZIM Corporation dated July 30, 2004

        10.3 Form of Warrant by and among certain investors and ZIM Corporation dated July 30, 2004

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


 (b) Reports on Form 8-K

           The Corporation filed a Current Report on Form 8-K on August 13, 2004 to report on its financial results for the three months ended June 30, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant





SIGNATURE                   TITLE                                   DATE

/s/ Dr. Michael Cowpland    President and Chief Executive     November 15, 2004
-------------------------   Officer
Michael Cowpland

/s/ Jennifer North          Chief Financial and Principal     November 15, 2004
---------------------       Accounting Officer
Jennifer North