Form 10QSB
period 2004-12-31
ZIM CORP
filed 2005-02-14
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
               (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-30432

                            -----------------------

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

             CLASS                           OUTSTANDING AT FEBRUARY 10, 2005
--------------------------------------------------------------------------------
        Common shares                                 59,432,869


        Transitional Small Business Format (check one): Yes |_|    No |X|

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended December 31, 2004 and December 31, 2003.........4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended December 31, 2004 and December 31, 2003...................5

Condensed Consolidated Balance Sheets as at December 31, 2004 (Unaudited)
and March 31, 2004..........................................................6

Notes to Condensed Consolidated Financial Statements (Unaudited)............7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........15

Item 3.  Controls and Procedures...........................................28


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......29

Item 3.  Defaults upon Senior Securities...................................29

Item 4.  Submission of Matters to a Vote of Security Holders...............29

Item 5.  Other Information.................................................29

Item 6.  Exhibits..........................................................30

Signatures.................................................................31

Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

-------------------------------------------------------------------------------------------------------------------------------

                                                            Three months       Three months       Nine months       Nine months
                                                                   ended              ended             ended             ended
                                                            December 31,       December 31,      December 31,      December 31,
                                                                    2004               2003              2004              2003
                                                          ---------------    ---------------    --------------    --------------
                                                             (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                                       $                  $                 $                 $
REVENUE                                                        2,810,821            430,596         7,516,537         1,381,270
                                                          ---------------    ---------------    --------------    --------------

EXPENSES
      Cost of revenue                                          2,281,976             68,065         6,176,354           189,664
      Selling, general and administrative                        524,604            704,593         2,384,587         2,044,980
      Research and development                                   207,446            159,094           572,047           508,897
      Amortization of intangible assets                           93,390             12,895           266,173            27,718
      Loss on disposal of property and equipment                   4,018                  -            33,561                 -
                                                          ---------------    ---------------    --------------    --------------
Total expenses                                                 3,111,434            944,647         9,432,722         2,771,259
                                                          ---------------    ---------------    --------------    --------------

Operating loss before income taxes and interest                (300,613)          (514,051)       (1,916,185)       (1,389,989)
Interest                                                         (3,435)             36,445           (4,056)            94,603
                                                          ---------------    ---------------    --------------    --------------
Operating loss before income taxes                             (297,178)          (550,496)       (1,912,129)       (1,484,592)
Income taxes (recoverable)                                      (44,324)           (60,340)         (132,056)         (154,313)
                                                          ---------------    ---------------    --------------    --------------

Net loss                                                       (252,854)          (490,156)       (1,780,073)       (1,330,279)
                                                          ===============    ===============    ==============    ==============

Basic and fully diluted loss per share                           (0.004)            (0.012)           (0.031)           (0.033)
                                                          ===============    ===============    ==============    ==============

Weighted average number of shares outstanding                 59,365,743         40,200,714        57,481,290        40,126,910
                                                          ===============    ===============    ==============    ==============



================================================================================================================================

           The accompanying notes are an integral part of these condensed consolidated financial statements.


ZIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

----------------------------------------------------------------------------------------------------------------------------

                                                                             Nine months ended            Nine months ended
                                                                             December 31, 2004            December 31, 2003
                                                                        -----------------------     ------------------------

                                                                                   (Unaudited)                  (Unaudited)
                                                                                             $                            $
OPERATING ACTIVITIES
Net loss                                                                           (1,780,073)                  (1,330,279)
Items not involving cash:
      Depreciation of property and equipment                                           157,430                      109,140
      Amortization of intangible assets                                                417,393                       27,718
      Loss on disposal of property and equipment                                        33,561                            -
      Compensation expense                                                             303,708                            -
      Changes in operating working capital                                           (581,840)                    (429,409)
                                                                        -----------------------     ------------------------
Cash flows used in operating activities                                            (1,449,821)                  (1,622,830)
                                                                        -----------------------     ------------------------
INVESTING ACTIVITIES
Proceeds on disposal of property and equipment                                             911                            -
Purchase of property and equipment                                                    (36,015)                     (56,647)
                                                                        -----------------------     ------------------------
Cash flows used in investing activities                                               (35,104)                     (56,647)
                                                                        -----------------------     ------------------------
FINANCING ACTIVITIES
Repayment of capital lease obligations                                                       -                     (15,109)
Proceeds from the exercise of options                                                   66,600                            -
Proceeds from shares issued through a private placement, net                         1,540,186                            -
Proceeds from debt issued                                                                    -                    1,314,610
                                                                        -----------------------     ------------------------
Cash flows provided by financing activities                                          1,606,786                    1,299,501
                                                                        -----------------------     ------------------------

Effect of changes in exchange rates on cash                                             70,208                      180,337
                                                                        -----------------------     ------------------------
INCREASE (DECREASE) IN CASH                                                            192,069                    (199,639)
Cash, beginning of period                                                              870,520                      442,924
                                                                        -----------------------     ------------------------
Cash, end of period                                                                  1,062,589                      243,285
                                                                        =======================     ========================


============================================================================================================================


           The accompanying notes are an integral part of these condensed consolidated financial statements.


ZIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)


------------------------------------------------------------------------------------------------------------------------------

                                                                                         December 31,               March 31,
                                                                                                 2004                    2004
                                                                                  --------------------    --------------------

                                                                                          (Unaudited)               (Audited)
                                                                                                    $                       $
ASSETS
Current assets
      Cash                                                                                  1,062,589                 870,520
      Accounts receivable, net                                                              2,104,926               1,022,626
      Investment tax credits receivable                                                       514,816                 350,780
      Prepaid expenses                                                                         19,525                  60,430
                                                                                  --------------------    --------------------
                                                                                            3,701,856               2,304,356
Property and equipment, net                                                                   469,809                 601,523
Intangible assets, net                                                                      1,125,461               1,442,666
Goodwill                                                                                    2,615,500               2,397,620
                                                                                  --------------------    --------------------
                                                                                            7,912,626               6,746,165
                                                                                  ====================    ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                      1,217,412                 491,053
      Accrued liabilities                                                                     910,136                 876,007
      Deferred revenue                                                                        210,579                 369,077
                                                                                  --------------------    --------------------
                                                                                            2,338,127               1,736,137
                                                                                  --------------------    --------------------
Shareholders' Equity
Preferred shares, no par value, non-cumulative
      dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Authorized unlimited shares; issued and outstanding
      NIL shares at December 31, 2004 and March 31, 2004.
Special shares, no par value, non-voting, participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004.
      Authorized unlimited shares; issued and outstanding NIL shares at December
      31, 2004 and NIL at March 31, 2004. All special shares were converted into common shares on June 1, 2003.
Common Shares, no par value,                                                               17,636,556              16,029,770
      authorized unlimited shares issued and outstanding 59,432,869 shares at December 31, 2004 and 55,180,026 shares at March 31, 2004.
Additional paid-in capital (Note 4)                                                         1,844,667               1,540,959
Accumulated deficit                                                                      (14,029,646)            (12,249,573)
Accumulated other comprehensive income (loss)                                                 122,922               (311,128)
                                                                                  --------------------    --------------------
                                                                                            5,574,499               5,010,028
                                                                                  --------------------    --------------------
                                                                                            7,912,626               6,746,165
                                                                                  ====================    ====================


==============================================================================================================================

            The accompanying notes are an integral part of these condensed consolidated financial statements.


ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation ("ZIM" or the "Corporation") and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest transitional report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the ten months ended March 31, 2004 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Corporation. The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS AND LIQUIDITY

The Corporation was incorporated under the Canada Business Corporations Act on October 17, 2002. The Corporation has built upon its core database technology to create an innovative solution to provide wireless data services and systems that enable people to engage in remote or mobile decision-making based on real-time interactive data communications and transactions. Commencing in this fiscal year, the Corporation has been providing mobile messaging infrastructure. The Corporation is focused on connecting companies with customers through mobile or text messaging.

On April 1, 2004 the Corporation and one of its wholly owned subsidiaries, ZIM Technologies International Inc. amalgamated into ZIM Corporation.

These financial statements have been prepared on a going concern basis which assumes that the Corporation will realize the carrying value of its assets and satisfy its obligations as they become due in the normal course of operations. The Corporation has incurred a loss of $1,780,073 for the nine months ended December 31, 2004 and has incurred losses during each of the last five fiscal years. In addition, the Corporation generated negative cash flows from operations of $1,449,821 for the nine months ended December 31, 2004 and has generated negative cash flows from operations during each of the last five fiscal years.

The Corporation has changed its focus from a mature database and application development technology player to a provider of interactive mobile messaging services and applications. To establish the interactive mobile messaging business model, the Corporation needs substantial funds for marketing and business development.

All of the factors above raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans to address these issues include continuing to raise capital through the placement of equity, obtaining additional advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Corporation's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Corporation's position and/or results of operations and may necessitate a reduction in operating activities. The unaudited, condensed consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities that settled in the normal course of operations.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


In the longer term, the Corporation has to generate the level of sales which would result in cash self sufficiency and it may also need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Corporation's future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its applications and services and the level of its promotional activities and advertising required to support its software. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Corporation.

3 - RELATED PARTY TRANSACTIONS

On June 25, 2004, the Corporation's Chief Executive Officer and majority shareholder, a corporation owned by the spouse of the Corporation's Chief Executive Officer and the spouse of the Corporation's Chief Executive Officer participated in a private placement of the Corporation's common shares whereby they purchased an aggregate of 775,789 units for gross proceeds of $294,800. The shares issued in the private placement were priced at $0.38 per unit, the closing market price on the Over the Counter Bulletin Board ("OTCBB") on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

On July 30, 2004, the Corporation completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of the Corporation's Chief Executive Officer.

On October 7, 2004, the Corporation completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Corporation's Chief Executive Officer, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross proceeds were $397,050.

4 - STOCK OPTIONS

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

                                                                            Three months         Nine months
                                                Three months ended        ended December      ended December      Nine months ended
                                                 December 31, 2004              31, 2003            31, 2004      December 31, 2003
                                               --------------------    ------------------    ----------------    -------------------
                                                       (Unaudited)           (Unaudited)         (Unaudited)            (Unaudited)
                                                                 $                     $                   $                      $

Net loss, as reported                                    (252,854)             (490,156)         (1,780,073)            (1,330,279)

Stock-based employee compensation expense
determined under fair value based method for
all awards                                                (25,206)             (319,937)         (1,164,327)            (1,610,708)
                                               --------------------    ------------------    ----------------    -------------------

Net loss, pro forma                                      (278,060)             (810,093)         (2,944,400)            (2,940,987)
                                               ====================    ==================    ================    ===================

Basic and diluted net loss per share:


As reported, basic and diluted                             (0.004)               (0.012)             (0.031)                (0.033)
                                               ====================    ==================    ================    ===================


Pro forma, basic and diluted                               (0.005)               (0.020)             (0.051)                (0.073)
                                               ====================    ==================    ================    ===================


Total options granted during the three and nine months ended December 31, 2004 were 338,333 and 6,990,833, respectively, and for the three and nine months ended December 31, 2003 were 2,103,374 and 6,295,539, respectively.

Employee options

Options granted to employees during the three and nine months ended December 31, 2004 were 198,333 and 5,690,833, respectively and for the three and nine months ended December 31, 2003, were 2,103,374 and 6,295,539, respectively. The fair value of options granted to employees and stock purchased under our employee stock option plan (ESOP) at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, an expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


Non-employee options

Options granted to non-employees during the three and nine months ended December 31, 2004 were 140,000 and 1,300,000, respectively and NIL for the three and nine months ended December 31, 2003. The fair value of stock options issued to non-employees at date of grant was estimated using the Black-Scholes pricing model with an expected life of 18 months, an expected volatility of 80%, a risk free rate of 3.00% and dividend yield of NIL.

Compensation expense of $21,884 and $303,708 were recognized in the three and nine months ended December 31, 2004, respectively, based on the fair value of these options.

5 - LOSS PER SHARE

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options, the effect on the loss per share would be anti-dilutive.

The following securities have exercise prices below the market value as at December 31, 2004 and as a result could potentially dilute basic earnings per share in the future. They have not been included in diluted earnings per share because their effect was anti-dilutive:

                                     December 31, 2004    December 31, 2003
                                --------------------------------------------

      Stock options                          4,356,835            2,316,702
      Warrants                               8,065,686                    -

Total options outstanding at December 31, 2004 and 2003 were 21,728,171 and 20,936,371, respectively. Total warrants outstanding at December 31, 2004 and 2003 were 9,215,692 and NIL, respectively.

6 - SHAREHOLDERS' EQUITY

The Corporation issued NIL and 220,000 common shares during the three and nine months ended December 31, 2004, respectively and 147,000 common shares for the three and nine months ended December 31, 2003 through the exercise of stock options by employees.

On June 25, 2004, the Corporation completed the first part of a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011. Each unit consists of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005 at an exercise price of $0.38 per share. Of these 1,010,555 units, 775,789 were purchased by related parties.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


On July 30, 2004, the Corporation completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for total gross proceeds of $761,600. Each warrant may be exercised at any time prior to October 30, 2005 at an exercise price of $0.38 per share. All of the 2,004,211 units were purchased by the spouse of the Corporation's Chief Executive Officer.

On October 7, 2004, the Corporation completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Corporation's Chief Executive Officer, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross and net proceeds were $397,050.

ADDITIONAL PAID IN CAPITAL

During the three and nine month periods ended December 31, 2004, the Corporation issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $21,884 and $303,708, respectively.

7 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited condensed consolidated balance sheet. The components of comprehensive loss are as follows:

                                           Three months ended    Three months ended    Nine months ended    Nine months ended
                                            December 31, 2004     December 31, 2003    December 31, 2004    December 31, 2003
                                                  (Unaudited)           (Unaudited)          (Unaudited)          (Unaudited)
                                          --------------------  --------------------  -------------------  -------------------
                                                            $                     $                    $                    $

Net loss, as reported                               (252,854)             (490,156)          (1,780,073)          (1,330,279)
Foreign currency translation adjustment               260,876             (334,769)              434,050            (457,748)
                                          --------------------  --------------------  -------------------  -------------------
Comprehensive loss                                      8,022             (824,925)          (1,346,023)          (1,788,027)
                                          ====================  ====================  ===================  ===================

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


8 - SEGMENT REPORTING

There have been no changes in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the ten month period ended March 31, 2004.

The following table sets forth external revenues attributable to and used by the two identified product lines:

                                Three months        Three months       Nine months      Nine months
                              ended December      ended December    ended December   ended December
                                    31, 2004            31, 2003          31, 2004         31, 2003
                                 (Unaudited)         (Unaudited)       (Unaudited)      (Unaudited)
                           ------------------  ------------------  ----------------  ---------------
                                           $                   $                 $                $
     Revenue
        SMS                        2,508,413              40,997         6,582,354          136,743
        Software                     302,408             389,599           934,183        1,244,527
                           ------------------  ------------------  ----------------  ---------------
     Total revenue                 2,810,821             430,596         7,516,537        1,381,270
                           ==================  ==================  ================  ===============

The following table sets forth segment assets used by each product line:

                                  December 31, 2004       March 31, 2004
                                          Unaudited              Audited
                             -----------------------  -------------------
                                                  $                    $
       Segment assets
          SMS                             6,929,216            5,705,354
          Software                          983,410            1,040,811
                             -----------------------  -------------------
                                          7,912,626            6,746,165
                             =======================  ===================

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:


                            Three months       Three months    Nine months ended    Nine months ended
                          ended December     ended December         December 31,         December 31,
                                31, 2004           31, 2003                2004                  2003
                             (Unaudited)        (Unaudited)          (Unaudited)          (Unaudited)
                        -----------------  -----------------  -------------------  -------------------
                                       $                  $                    $                    $
Revenue
   Canada                        144,453             84,051              397,923              254,932
   Brazil                        205,442            284,920              626,665              810,798
   United States               1,663,766             29,972            3,272,328              104,070
   United Kingdom                757,618                  0            3,114,454                    0
   Europe                         37,407             27,968               95,916              204,223
   Other                           2,135              3,685                9,251                7,247
                        -----------------  -----------------  -------------------  -------------------
Total revenue                  2,810,821            430,596            7,516,537            1,381,270
                        =================  =================  ===================  ===================

9 - COMMITMENTS AND CONTINGENCIES

The Corporation's lease commitments relating to facilities and equipment totals $379,639. The minimum lease payments are:

                                                 $
   Balance of 2005                          41,902
   2006                                    145,820
   2007                                    135,240
   2008                                     56,677
                                 ------------------
                                           379,639
                                 ==================

GOVERNMENT ASSISTANCE

During the year ended May 31, 2002, the Corporation received approximately $102,298 from the Canadian International Development Agency for the purpose of undertaking a viability study of acquiring Zim Technologies do Brasil Ltda. The amount is fully repayable, based on 1% of Zim Technologies do Brasil Ltda.'s revenues from July 23, 2001 to May 31, 2005, if revenues realized by Zim Technologies do Brasil Ltda. exceed $4,159,734 cumulatively.

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

11 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Corporation has not yet determined which fair-value method and transitional provision it will follow. The impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options is disclosed in Note 4.

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

Potential risks and uncertainties include, without limitation, ZIM's ability to obtain additional funding in a timely manner or upon acceptable terms, ZIM's historical losses, ZIM's limited operating history with SMS applications, the uncertainties inherent in the development of new software products, the uncertain market acceptance of our products, ZIM's reliance on wireless carriers to market and use its applications and services, possible internal controls deficiencies and possible accounting adjustments resulting from our quarter-end accounting and review procedures, ZIM's ability to protect its intellectual property rights, potential intellectual property infringement claims or litigation, any failure to successfully integrate acquired businesses, and rapid developments in technology, including developments by competitors. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

EXECUTIVE SUMMARY

Beginning in 2001, we expanded our business strategy to include the design and development of various applications and services based on SMS (Short Messaging Service) technology. Commencing in February 2004, revenue from these SMS applications and services has become our primary source of revenue.

Since the acquisition of EPL Communications and E-Promotions Limited (together referred to as "EPL"), our major has been derived principally from our provision of aggregator services or mobile messaging infrastructure to various mobile content providers. ZIM provides mobile content providers, our customers, access to the mobile operators (also referred to as "carriers"). By expanding the services acquired from EPL, we are now providing these services internationally. For the 2005 fiscal quarters to date, revenues from these operations have been approximately $1.1 million for the first quarter, $2.9 million for the second quarter and $2.5 million for the third quarter.

Revenues from our SMS applications, like SMS Office and custom mobile applications did not grow significantly during the quarter ended December 31, 2004 as carriers continue to market these applications to their end users.

We successfully released a new version of Zim IDE Software, known as Zim 8, during the quarter ended December 31, 2004. Zim 8 is currently being deployed and marketed to our database customers. Management continues to anticipate an increase in sales volumes by the end of this fiscal year. We do not expect the overall volume of the software segment to become a significant portion of our revenue.

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

Beginning in 2001, we expanded our business strategy to include mobile data software products and services. ZIM designs these mobile data software tools to take advantage of the existing wireless data network infrastructure known as SMS or text messaging. SMS enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. Our February 2004 acquisition of UK-based EPL further expanded our SMS offerings.

Currently we are generating a significant portion of our revenue by providing mobile content providers with access to mobile operators internationally. Mobile operators do not work directly with the content providers, but instead work with companies such as ZIM to allow the mobile content providers to send content to their end users. We intend to continue to grow this area of the business as the international acceptance of SMS as a method of communication expands.

In addition to providing mobile data software products and services, we have developed several applications that integrate with desktop computers in a business and consumer environment to extend the functionality of the desktop (e-mail, calendars, and contacts) to cellular phones. Our technology offers a unique two-way SMS solution that allows for: seamless integration with both Microsoft Outlook and Microsoft Excel, open delivery threads for on-going message conversations, sending e-mail to SMS (and the reverse) without losing message integrity and maintaining message history and two-way messaging directly via SMS and without the use of complicated replying codes.

Our key products, ZIM SMS Office and ZIM Chat, are resold by telecommunication carriers to their subscribers under the carrier's own brand. Currently our applications are being offered to subscribers of Rogers in Canada, StarHub in Singapore and Digi in Malaysia.

As indicated in our prior quarterly reports, we do not expect significant revenues from our SMS products during fiscal 2005 as most of carriers are currently still in various stages of their commercial launch. The future growth and success of this business line is dependent upon user acceptance of our products. Because these products are new and the market is untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended December 31, 2004 and 2003. The information for the three months ended December 31, 2004, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the ten months ended March 31, 2004, and includes all adjustments necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES
                         Three months ended              As a        Three months ended            As a               %
                          December 31, 2004           percent         December 31, 2003         percent          change
                   ------------------------- ----------------- ------------------------- --------------- ---------------
                                (Unaudited)                                 (Unaudited)
                                          $                                           $

SMS applications                  2,508,413               89%                    40,997             10%           6019%
Software                             37,578                1%                   151,780             35%            -75%
Maintenance                         245,273                9%                   227,401             53%              8%
Consulting                           19,557                1%                    10,418              2%             88%
                   ------------------------- ----------------- ------------------------- ---------------
                                  2,810,821              100%                   430,596            100%            553%
                   ========================= ================= ========================= ===============


Total revenue for the three months ended December 31, 2004 was $2,810,821, as compared to $430,596 for the three months ended December 31, 2003, representing an increase of 553%. This increase in revenue is a result of the shift in our focus away from being a database provider toward offering our customers SMS services and applications.

On a quarterly basis, revenues for the three months ended June 30, 2004 were $1,478,716 as compared to revenues of $3,227,000 for the three months ended September 30. The increase in revenues from the first quarter to the second quarter is a result of new customers utilizing our SMS services. The decrease of $416,179 or 13% between the second quarter and the third quarter ended December 31, 2004 is a result of reduced SMS traffic flow to various carriers by our customers. Our revenue from SMS services is based on the flow of SMS messages from our customers. It is anticipated that there will be fluctuations between quarters as customers have different campaigns and practices.

SMS APPLICATIONS

Revenue from SMS applications for the three months ended December 31, 2004 increased substantially from the same period in the prior year. Revenue from SMS applications was $2,508,413 for the three months ended December 31, 2004, as compared to $40,997 for the three months ended December 31, 2003. As a result of our acquisition of EPL in February 2004, we began to expand our SMS offering to include SMS delivery services. Subsequent to February 2004, we have continued to expand our customer base, resulting in further increases in revenue from SMS applications. Together, these factors have resulted in increased revenue from SMS applications during the three months ended December 31, 2004 as compared to the same period in the prior year.

Within this segment of our operations we are generating revenue from the following SMS products and services:

                                               Three months      Three months
                                             ended December    ended December
                                                   31, 2004          31, 2003
                                         ------------------- -----------------
                                                (Unaudited)       (Unaudited)
                                                          $                 $
SMS SERVICES
Bulk SMS                                            319,843                 -
Premium SMS                                       2,085,311                 -
Virtual mobile                                        8,945                 -
Location based service                               25,637                 -
Web hosting                                          31,820                 -
                                         ------------------- -----------------
                                                  2,471,556                 -
                                         ------------------- -----------------
SMS PRODUCTS                                         36,857            40,997
                                         ------------------- -----------------
                                                  2,508,413            40,997
                                         =================== =================

As indicated above, the prime source of our SMS segment revenue is derived from the delivery of premium SMS messages. Effective July 2004, we increased our delivery services as a result of new arrangements with additional mobile content providers.

Our SMS products include custom mobile solutions, such as our chat applications and our paging applications.

SOFTWARE, MAINTENANCE AND CONSULTING

Software revenue decreased 75% during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Software revenue was $37,578 for the three months ended December 31, 2004 as compared to $151,780 for the three months ended December 31, 2003. We released Zim 8 in October 2004. During the third and fourth quarter to date, we have marketed Zim 8 to our existing customer base. As customers begin to adopt this product release, we expect to realize increased revenues in software sales.

On a quarterly basis, software revenue was $98,962 for the first quarter ended June 30, 2004 and $79,742 for the second quarter ended September 30, 2004. This decreasing trend is a result of the delay in the release of Zim 8.

Maintenance contract revenue increased 8% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Maintenance contract revenue was $245,273 for the quarter ended December 31, 2004 as compared to $227,401 for the quarter ended December 31, 2003. Maintenance revenue has remained fairly consistent between fiscal quarters and fiscal years. Over the years, ZIM has built a reliable customer base that depends on our technical expertise for maintenance issues.

Consulting revenue increased during the quarter ended December 31, 2004 as customers began to deploy Zim 8. Consulting revenue was $19,557 during the quarter ended December 31, 2004 as compared to $10,418 for the quarter ended December 31, 2003. We anticipate that the release of Zim 8 may produce other new consulting opportunities, but we do not expect that Zim 8 will be a significant part of ZIM's business.

EXPENSES

Expenses were substantially higher during the quarter ended December 31, 2004 as compared to the quarter ended December 31, 2003. Expenses were $3,063,675 for the quarter ended December 31, 2004 as compared to $920,752 for the quarter ended December 31, 2003. This increase in expenses resulted from the costs associated with revenue and the increase in amortization of intangible assets purchased in the acquisition of EPL.

                                                             Three months        Three months
                                                           ended December      ended December   % change between
                                                                 31, 2004            31, 2003            periods
                                                        ------------------ ------------------- ------------------
                                                              (Unaudited)         (Unaudited)        (Unaudited)
                                                                        $                   $

Cost of revenue                                                 2,281,976              68,065              3253%
Selling, general and administrative                               524,604             704,593               -26%
Research and development                                          207,446             159,094                30%
Amortization of intangible assets                                  93,390              12,895               624%
Loss (gain) on disposal of property and equipment                   4,018                   -                N/A
Interest                                                          (3,435)              36,445              -109%
Income taxes (recoverable)                                       (44,324)            (60,340)               -27%
                                                        ------------------ -------------------
                                                                3,063,675             920,752               233%
                                                        ================== ===================

COST OF REVENUE

                                                                             Three months
                                     Three months ended                    ended December
                                      December 31, 2004                          31, 2003
                                  ---------------------- ------------- ------------------- ------------
                                            (Unaudited)                       (Unaudited)
                                                      $                                 $

COST OF REVENUE
      SMS applications                        2,198,095                             5,641
      Software                                   37,077                            29,664
      Maintenance                                27,506                            24,504
      Consulting                                 19,298                             8,256
                                  ----------------------               -------------------
                                              2,281,976                            68,065
                                  ----------------------               -------------------

MARGINS
      SMS applications                          310,318           12%              35,356          86%
      Software                                      501            1%             122,116          80%
      Maintenance                               217,767           89%             202,897          89%
      Consulting                                    259            1%               2,162          21%
                                  ----------------------               -------------------
                                                528,845           19%             362,531          84%
                                  ----------------------               -------------------

Overall, we realized a gross margin of $528,845 or 19% for the three months ended December 31, 2004 as compared to $362,531 or 84% for the three months ended December 31, 2003. This decrease in gross margins is a result of both the increased activity in our SMS applications during the quarter ended December 31, 2004 and the composition of revenue in the same period in the prior year. Revenue in the three months ended December 31, 2003 was primarily related to sales of software and related maintenance, which has lower direct costs than SMS applications.

ZIM has been realizing significant revenues and direct expenses relating to SMS applications since February 2004. Included in these direct costs are payments made to carriers, payments made pursuant to revenue share arrangements, amortization of core technology related to SMS applications and salaries related to the support for the applications. As a result, we experienced a gross margin of 12% for the quarter ended December 31, 2004. In the same period in the prior year, the gross margin was 86% after considering direct costs related to supporting salaries.

On a quarter to quarter comparison, SMS gross margins have fluctuated based on revenue levels. Costs related to payments to operators and for revenue share arrangements vary directly with the revenues. Costs related to the amortization of core technology and salaries are fixed and therefore do not decrease in line with decreased revenues.

For the three months ended December 31, 2004, direct costs for software sales of $37,077 related to salaries in Canada and Brazil, as well as sales taxes in Brazil, at approximately 13% of revenue. Direct costs incurred in the Canadian operations were reduced substantially during the three months ended December 31, 2004 as compared to the same period in the prior year as one employee resigned from his position and he was not replaced. For the three months ended December 31, 2003, the direct costs of $29,664 related to salary and support costs incurred in Brazil, with the balance being for salaries in Canada. Salaries are a fixed cost and do not fluctuate based on sales volume. Despite the reduction in direct costs for Canadian salaries during the three months ended December 31, 2004, lower sales volumes during this period as compared to the three months ended December 31, 2003 resulted in a lower margin on software sales.

The gross margins on maintenance have remained stable at 89% for each of the three months ended December 31, 2004 and December 31, 2003. Direct maintenance costs include salaries and benefits related to customer support.

Consulting is not considered to be a core part of our business and, as a result, we offer consulting services at the request of our clients. These services are priced competitively; therefore margins do tend to vary.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased by $179,989 to $524,604 for the three months ended December 31, 2004 as compared to $704,593 for the three months ended December 31, 2003. This decrease was a result of management's cost saving measures, including down-sizing Brazilian operations and staff reductions in Canada.

On a quarterly basis, selling, general and administrative expenses decreased during the three months ended December 31, 2004 from each of the three months ended September 30, 2004 and June 30, 2004. This decrease was a result of downsizing UK operations and a reduction in option grants to non-employees during the quarter ended December 31, 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 2004 were $207,446 as compared to $159,094 for the similar period in the prior year. The increase in research and development expenses is a result of increased salaries and benefits for engineering resources. For the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, additional engineering resources were on staff to assist with the transition to being an SMS company.

AMORTIZATION OF INTANGIBLE ASSETS

In February 2004, we acquired intangible assets with the acquisition of EPL. Included in the intangible assets are core technology and customer relationships. We have estimated that the life of the core technology is five years and the customer relationships are 18 months. As a result, effective February 2004, we have been recognizing increased amortization for these intangible assets.

Amortization of intangible assets relating to the core technology has been included in the direct costs of SMS applications.

INTEREST

During the three month period ended December 31, 2003, the Corporation incurred interest on the debt held by our Chief Executive Officer and a related party at 5% per annum. This debt was converted into shares in January 2004, and as a result, there was no interest expense for the third quarter of fiscal 2005. Our operations in Brazil and Canada received interest income on their surplus cash for the three months ended December 31, 2004.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as investment tax credits (ITC) on research and development expenditures in Canada. Income taxes recoverable were $44,324 for the quarter ended December 31, 2004 as compared to $60,340 for the quarter ended December 31, 2003. Income taxes for the quarter ended December 31, 2004 were higher than the quarter ended December 31, 2003, as a result of the decrease in ITCs. The decrease in ITCs is a result of a decrease in eligible expenditures for the tax credits. With the change in the composition of our revenue, not all research and development projects are eligible for ITCs. In the quarter ended December 31, 2004, it is estimated that approximately 60% of the work done is eligible for ITCs, as compared to an estimate of 90% for the previous year. Management expects further reductions in ITCs as we are allocating fewer resources to research and more resources to supporting revenue.

As a result of the factors described above, the net loss for the three months ended December 31, 2004 was $252,854 as compared to $490,156 for the three months ended December 31, 2003.

On a quarterly basis, the net loss for the first quarter ended June 30, 2004 was $992,203 and was $535,014 for the second quarter ended September 30, 2004. The decrease in net loss for the second quarter of 2004 as compared to the first quarter of 2004 is a result of increased SMS revenue during the second quarter. The decrease in net loss from the second quarter to the current quarter ended December 31, 2004 is a result of management's cost saving changes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

REVENUES

                            Nine months ended         As a     Nine months ended            As a            %
                            December 31, 2004      percent     December 31, 2003         percent       change
                        ---------------------- ------------ --------------------- --------------- ------------
                                  (Unaudited)                        (Unaudited)
                                            $                                  $

SMS applications                    6,582,354          88%               136,743             10%        4714%
Software                              216,282           3%               553,964             40%         -61%
Maintenance                           686,321           9%               656,538             48%           5%
Consulting                             31,580           0%                34,025              2%          -7%
                        ---------------------- ------------ --------------------- ---------------
                                    7,516,537         100%             1,381,270            100%         444%
                        ====================== ============ ===================== ===============

Total revenue for the nine months ended December 31, 2004 was $7,516,537 as compared to $1,381,270 for the same period in the prior year, representing an increase of 444%. This increase is a result of our shift in focus away from being a provider of database software toward offering our customers SMS services and applications.

SMS APPLICATIONS

Revenue from SMS applications in the nine months ended December 31, 2004 increased substantially from the similar period in the prior year. Revenue from SMS applications were $6,582,354 for the nine months ended December 31, 2004 as compared to $136,743 for the nine months ended December 31, 2003. As a result of our acquisition of EPL in February 2004, we began to expand our SMS offering to include aggregator services. Subsequent to February 2004, we have continued to expand our customer base, resulting in further increases in revenue from SMS applications and aggregator services. Together, these factors have resulted in increased revenue from SMS applications and the related aggregator services during the nine months ended December 31, 2004 as compared to the same period in the prior year.

Within this segment of our operations we are generating revenue from the following SMS products and services:

                                              Nine months       Nine months
                                           ended December    ended December
                                                 31, 2004          31, 2003
                                         ----------------- -----------------
                                              (Unaudited)       (Unaudited)
                                                        $                 $
SMS SERVICES
Bulk SMS                                          658,415                 -
Premium SMS                                     5,592,556                 -
Virtual mobile                                     22,708                 -
Location based service                            102,745                 -
Web hosting                                        84,691                 -
                                         ----------------- -----------------
                                                6,461,115                 -
                                         ----------------- -----------------
SMS PRODUCTS                                      121,239           136,743
                                         ----------------- -----------------
                                                6,582,354           136,743
                                         ================= =================

As indicated above, the prime source of our SMS service revenue is derived from our premium SMS delivery services. Effective July 2004, we increased the volume of our bulk and premium services to mobile content providers. In addition, we have been providing bulk and premium services to a mobile content provider in the United States for delivery of messages to end users in Canada and the UK.


Our SMS products include custom mobile solutions, such as our chat applications and our paging applications.


SOFTWARE, MAINTENANCE AND CONSULTING


Software sales decreased by 61% for the nine months ended December 31, 2004 to $216,282 as compared to $553,964 for the nine months ended December 31, 2003. This decrease in software sales was primarily the result of customers waiting to purchase the newest version of the Zim IDE software, Zim 8, which we released during the quarter ended December 31, 2004.


Revenue from maintenance contracts increased 5% for the nine months ended December 31, 2004 to $686,321 as compared to $656,538 for the nine months ended December 31, 2003. Management does not expect significant changes in the maintenance revenue for the balance of fiscal 2005.


As with the three month period ended December 31, 2004, consulting revenues declined during the nine month period ended December 31, 2004 as compared to the same period in the prior year as customers were using a version of the Zim IDE software that had been on the market for over one year. With the release of Zim 8, we may secure new consulting opportunities but we do not expect that any such consulting revenue will be a significant part of ZIM's total revenue.


EXPENSES


Expenses increased substantially during the nine months ended December 31, 2004 as compared to the nine month period ended December 31, 2003 as a result of the costs related to revenue and the increase in amortization of intangible assets purchased in the acquisition of EPL.

                                                           Nine months
                                                        ended December   Nine months ended   % change between
                                                              31, 2004   December 31, 2003            periods
                                                     ------------------ ------------------- ------------------
                                                           (Unaudited)          (Unaudited)       (Unaudited)
                                                                     $                   $

Cost of revenue                                              6,176,354             189,664              3156%
Selling, general and administrative                          2,384,587           2,044,980                17%
Research and development                                       572,047             508,897                12%
Amortization of intangible assets                              266,173              27,718               860%
Loss (gain) on disposal of property and equipment               33,561                   -                N/A
Interest                                                       (4,056)              94,603              -104%
Income taxes (recoverable)                                   (132,056)           (154,313)               -14%
                                                     ------------------ -------------------
                                                             9,296,610           2,711,549               243%
                                                     ================== ===================

COST OF REVENUE
                                      Nine months ended                 Nine months ended
                                      December 31, 2004                 December 31, 2003
                                  ---------------------- ------------- ------------------- ------------
                                            (Unaudited)                       (Unaudited)
                                                      $                                 $

COST OF REVENUE
      SMS applications                        5,970,912                            16,701
      Software                                  120,872                            91,830
      Maintenance                                60,816                            66,670
      Consulting                                 23,754                            14,463
                                  ----------------------               -------------------
                                              6,176,354                           189,664
                                  ----------------------               -------------------

MARGINS
      SMS applications                          611,442            9%             120,042          88%
      Software                                   95,410           44%             462,134          83%
      Maintenance                               625,505           91%             589,868          90%
      Consulting                                  7,826           25%              19,562          57%
                                  ----------------------               -------------------
                                              1,340,183           18%           1,191,606          86%
                                  ----------------------               -------------------

Overall, we realized a gross margin of $1,340,183 or 18% for the nine months ended December 31, 2004 as compared to $1,191,606 or 86% for the nine months ended December 31, 2003. As indicated in the analysis comparing the three month periods, the decrease in gross margins is a result of the composition of the revenue in the prior year. Revenue in the nine months ended December 31, 2003 was primarily related to sales of software and related maintenance, which has lower direct costs than SMS applications.

As mentioned above, ZIM has been realizing significant revenues and direct expenses relating to SMS applications since February 2004. Included in direct costs are payments made to carriers, amortization of core technology related to SMS applications and salaries related to the support for the applications. As a result we realized a gross margin of 9% for SMS applications for the nine months ended December 31, 2004. In the same period in prior years, the direct costs related only to supporting salaries as there was no amortization of core technology or payments to carriers. As a result, we experienced a gross margin of 88% for SMS applications for the same period in the prior year.

As with the three month comparison, direct costs of $120,872 for software sales during the nine month period ended December 31, 2004 related primarily to the direct costs incurred in Brazil. Direct costs were $91,830 for the nine months ended December 31, 2003. Our software sales margins decreased for the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003, as a result of the decrease in revenue without any commensurate decrease in salaries in Canada or Brazil.

The gross margins on maintenance between the nine months ended December 31, 2004 and 2003 have remained relatively stable at 91% and 90%, respectively. Direct maintenance direct costs include salaries and benefits related to customer support.

Consulting is not considered to be a core part of our business and, as a result, we offer consulting services at the request of our client. These services are priced competitively with the various margins achieved.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased from $2,044,980 for the nine months ended December 31, 2003 to $2,384,587 for the nine months ended December 31, 2004. The two primary reasons for the increase relate to the selling, general and administrative expenses incurred in the UK and the issuance of options to non-employees. For the nine months ended December 31, 2004, there were non-cash compensation expenses of $303,708 relating to option grants to non-employees and selling, general and administrative expenses in the UK of approximately $290,000.

RESEARCH AND DEVELOPMENT

As indicated in the three month analysis, research and development expenses increased slightly during the nine months ended December 31, 2004 as compared to the same period in the prior year due to the hiring of additional staff.

AMORTIZATION OF INTANGIBLE ASSETS

We acquired new intangible assets with the acquisition of EPL. Included in these intangible assets are core technology and customer relationships. We have estimated that the life of the core technology is five years and the customer relationships are 18 months. As a result, effective February 2004, we have been recognizing increased amortization.

Amortization of intangible assets relating to the core technology has been included in the direct costs of SMS applications.

INTEREST

For the nine months ended December 31, 2003, the Corporation incurred interest on the debt held by our Chief Executive Officer and a related party at 5% per annum. This debt was converted into shares in January 2004, and as a result, there are no significant interest expenses for the nine months ended December 31, 2004. Our operations in Brazil received interest income on their surplus funds for the period.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as ITC on research and development expenditures in Canada. As mentioned above, we reduced our ITC eligible expenditures, and as a result, ITCs, for the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003. Management expects further reductions in ITCs as we intend to allocate fewer resources to research and more resources to supporting revenue.

As a result of the factors described above, the net loss for the nine months ended December 31, 2004 was $1,780,073 as compared to $1,330,279 for the nine months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2004, ZIM had cash of $1,062,589 and working capital of $ 1,363,729 as compared to cash of $870,520 and working capital of $568,219 at March 31, 2004. The working capital continues to remain positive as a result of a private placement of units in October 2004 (see below) and the increase in revenue.

Cash flows for the fiscal periods were as follows:

                                                      Nine months ended        Nine months ended
                                                      December 31, 2004        December 31, 2003
                                                 -----------------------   ----------------------
                                                            (Unaudited)              (Unaudited)
                                                                      $                        $
Cash flows used in operating activities                     (1,449,821)              (1,622,830)
Cash flows used in investing activities                        (35,104)                 (56,647)
Cash flows provided by financing activities                   1,606,786                1,299,501
                                                 -----------------------   ----------------------
                                                                121,861                (379,976)
                                                 =======================   ======================


ZIM used $1,449,821 in operating activities for the nine months ended December 31, 2004 as compared to $1,622,830 in the same period in 2003. The decrease in cash used in operations is attributed to an increase in non-cash expenses for the nine months ended December 31, 2004, including amortization of assets purchased in February 2004 and non-cash compensation. In addition, we used less working capital during the nine months ended December 31, 2004 as compared to the same period in the prior year.

ZIM used $35,104 of cash in its investing activities during the first nine months of fiscal 2005 and $56,647 during the same period in the prior year. This increase in cash used in investing activities was primarily the result of the purchase of computer equipment.

ZIM increased its cash through financing activities during the periods ended each of Decembers 31, 2004 and 2003. During the current fiscal year, ZIM completed three private placements, for net proceeds of $1,540,186, with approximately 94% being received from related parties. For the first nine months of the prior fiscal year, the same related parties provided funds in the form of debt.

All financings in the nine months ended December 31, 2004 were non-brokered private placements to accredited investors. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time within 15 months of the closing date at an exercise price equal to the market price of our common shares at the time of closing. The form of purchase agreement entered into by the Corporation and the investor in the October 7, 2004 private placement is attached as Exhibit 10.8 to this Report on Form 10-QSB and the form of warrant issued to the investor in the October 7, 2004 private placement is attached as Exhibit 10.9 to this Report on Form 10-QSB.

Based on the first nine months of the current fiscal year, ZIM will need an estimated $2,000,000 in additional financing in order to fund its operating losses and other working capital requirements for the next 12 months. ZIM does not have a bank credit facility or other working capital credit line under which ZIM may borrow funds for the estimated additional required financing of $2,000,000.

ZIM may obtain further financing through the sale of its securities to investors as well as the exercise of options by option holders and warrant holders. However, ZIM has not received any commitments from any third parties to provide additional financing. Future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. If ZIM is unable to obtain further financing or otherwise meet is working capital needs, the Corporation will experience staff lay-offs and other cost reductions in order to continue operations. In this situation, ZIM would not be able to further its technological developments or business development initiatives.

As a result of some of the items noted above, the Report of the Independent Registered Public Accounting Firm for the ten-month period ended March 31, 2004 indicated that there was substantial doubt regarding our ability to continue as a going concern.

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of December 31, 2004 and is based on contracts signed with third parties:

The Corporation's total lease commitments relating to facilities and equipment are $379,639. The minimum lease payments are:

                                                      (Unaudited)
                                                      -----------
                                                                $
   Balance of 2005                                         41,902
   2006                                                   145,820
   2007                                                   135,240
   2008                                                    56,677
                                                ------------------
                                                          379,639
                                                ==================


OFF BALANCE SHEET ARRANGEMENTS

The Corporation did not have any off-balance sheet arrangements as at December 31, 2004.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Corporation has not yet determined which fair-value method and transitional provision it will follow. The impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options is disclosed in Note 4.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Corporation's are designed to do.

As required by the SEC rules, our management evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, as noted above.

The Corporation is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated pursuant to that Act.

 (b) Changes in internal controls over financial reporting.

As disclosed in the Corporation's Form 10-KSB for the ten-month transitional period ended March 31, 2004, the Corporation's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These consisted of inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

In response to the observations made by the independent registered public accounting firm, the Corporation has expanded the scope of its monthly review of the financial statements and has identified and begun implementing certain enhancements to its internal controls over financial reporting. The Corporation intends to continue to implement these enhancements during the remainder of fiscal 2005 and beyond. Management believes that these enhancements will assist in addressing the matters discussed above. However, the size of the Corporation continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls.

The Corporation is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated pursuant to that Act.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information regarding sales of and other transactions with respect to, our securities issued during the three months ended December 31, 2004:

On October 7, 2004, the Corporation issued 1,018,077 units in a non-brokered private placement to Marlen Cowpland, the spouse of the Chief Executive Officer and a non-U.S. investor, at $0.39 per unit and, as a result, raised $397,080 in the aggregate. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.39 per share expiring January 7, 2006. This issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) of the Securities Act and Regulation D promulgated thereunder for transactions by an issuer not involving a public offering, as well as applicable exemptions under Canadian securities laws.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number         Description
-------        -----------
10.8           Form of Share Purchase Agreement between Marlen Cowpland and ZIM
               Corporation dated October 7, 2004

10.9 Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004

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


 (b) Reports on Form 8-K

           On October 5, 2004 the Corporation filed a Current Report on Form 8-K reporting under Items 2 and 9 the preliminary financial results for the three and six months ended September 30, 2004.

           On November 15, 2004 the Corporation filed a Current Report on Form 8-K reporting under Items 2 and 9 the financial results for the three and six months ended September 30, 2004.

           On December 30, 2004 the Corporation filed a Current Report on Form 8-K reporting under Items 5 and 9 the departure of its Chief Technology Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation
Registrant


SIGNATURE                      TITLE                           DATE

/s/ Dr. Michael Cowpland       President and Chief Executive   February 14, 2005
-------------------------      Officer
Michael Cowpland

/s/ Jennifer North             Chief Financial and Principal   February 14, 2005
---------------------          Accounting Officer
Jennifer North

                                  EXHIBIT INDEX


   Exhibit
   Number      Description

10.8 Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004

10.9 Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004

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