Form 10KSB
period 2005-03-31
ZIM CORP
filed 2005-06-21
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______________




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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                    NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                             ON WHICH REGISTERED
   ---------------------                          ------------------------
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

The registrant's revenues for our most recent fiscal year were $10,027,452. The aggregate market value of voting stock held by non-affiliates is $4,430,450 based on 27,518,324 shares at June 8, 2005 held by non-affiliates. The registrant does not have any authorized or issued and outstanding non-voting stock. The closing price on the Over the Counter Bulletin Board on June 8, 2005 was $0.161.

The number of common shares of the registrant outstanding as of June 8, 2005 was 59,561,569.

                                TABLE OF CONTENTS

PART I

Item 1. Description of Business..............................................4
Item 2. Properties..........................................................12
Item 3. Legal Proceedings...................................................13
Item 4. Submission of Matters to a vote of Security Holders.................13

PART II

Item 5. Market for Common Equity and Related Shareholder
           Matters..........................................................13
Item 6. Management's Discussion and Analysis or Plan of Operation...........16
Item 7. Financial Statements................................................29
Item 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................60
Item 8A. Controls and Procedures............................................60
Item 8B. Other Information..................................................61

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............. 61
Item 10. Executive Compensation.............................................63
Item 11. Security Ownership of Certain Beneficial Owners and
             Management and Related Shareholder Matters.....................66
Item 12. Certain Relationships and Related Transactions.....................68

PART IV

Item 13. Exhibits...........................................................70
Item 14. Principal Accountant Fees and Services.............................72

SIGNATURES..................................................................73

INDEX TO EXHIBITS...........................................................74

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

ZIM Corporation ("ZIM" or the "Company") is a leading provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the global SMS (Short Message Service) channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). ZIM is also the sole shareholder of ZIM Technologies do Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation.

BUSINESS OF THE COMPANY

Historically, we have been known as a developer and provider of the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for the Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as through an established network of value added resellers ("VARs") and distributors.

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products. We designed these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, mobile messaging, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The use of SMS is already considered an accepted form of communication throughout Europe and Asia and the market is now expanding in North America.

We began marketing our main SMS product, referred to as "SMS Office" in the summer of 2003. Although we were successful in establishing several relationships with carriers, the product did not receive significant market acceptance from end users. We continue to support these products but our main focus has shifted to our SMS aggregation service offering and to our chat applications.

Since the acquisition of EPL, we have focused on providing aggregation services to mobile content providers. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers. Our goal is to continue to expand our network, allowing our customers to send their messages and campaigns internationally, with reliance that the messages are being successfully delivered.

We believe that a number of significant factors will accelerate the growth of the market for our aggregation services. These factors include:

o SMS is a popular channel because it is low cost to the user, secure, available at all times, discreet, efficient, and urgent.

o SMS delivers higher carrier margin compared to other data channels ($350/MB for data vs. $0.70/MB for voice).

o In the Asia-Pacific region, 10-15% of youths' disposable income is spent on mobile products.

o It is estimated that 10 billion SMS messages will be sent annually by the end of the decade.


We further believe that there continues to be multiple revenue opportunities available through SMS. We are positioning ZIM to be a leader in the industry with both our service and product offering. We believe ZIM's offering appeals to consumers, mobile content providers and to carriers.


OUR SMS PRODUCTS AND SERVICES

SERVICES

PREMIUM SMS

Premium SMS services open up a variety of possibilities for content providers, application or service developers and marketers looking to monetize their mobile applications, services or payment solutions. Premium SMS works through the use of Short Codes (short, easy to remember phone numbers) and a corresponding tariff, typically between 25(cent) and $5, that is assigned to each number. Mobile subscribers are reverse billed for these tariffs when they receive a Premium SMS message. The tariff charge automatically appears on the mobile user's monthly bill or is deducted from their pre paid card.

Premium SMS has proven to be the most effective way of charging end-users for mobile service as it is user friendly, and it outperforms other micro-payment solutions. Mobile payments are being used for everything from parking passes to vending machine purchases to online subscriptions and are quickly gaining popularity with mobile users internationally.

BULK SMS

Our Bulk SMS Gateway is used for MT (mobile terminated) SMS delivery to mobile users. Our Bulk SMS service provides direct, reliable carrier connections, as well as web based tools to help build effective MT SMS campaigns. Bulk SMS is used for SMS marketing campaigns, SMS alerts, updaters and more.

VIRTUAL MOBILE

Virtual Mobile is an inbound SMS solution that allocates a mobile number to an SMS server. With Virtual Mobile, users send SMS messages to this defined mobile number and the information is captured by the SMS application. Virtual Mobile is a solution used for SMS-enabled interactive applications, services and advertising promotions including:

o    Interactive broadcasting - text in votes for TV and radio contests;

o Entertainment and information services - interactive SMS games, SMS chat, SMS finder, and on-demand financial, travel, sports, news information; and

o Mobile advertising - Print media and packaging, SMS coupons, competitions and games, billboards and big screen advertising.

LOCATION BASED SERVICES ("LBS")

LBS use mobile phone towers and innovative software to provide clients with accurate, real-time positioning of mobile devices. LBS clients can use this information to provide mobile users with information on nearby points of interest, current traffic or weather conditions, or to provide routing and tracking information to a central command centre.

MULTI MEDIA MESSAGING SERVICES ("MMS")

MMS is a technology that allows end users to create, send, and receive text messages that also include an image, audio, and/or video clip. MMS messages are sent from one mobile phone to another, or to an email address. ZIM has a gateway that allows these messages to be sent with multiple connections to operators internationally.

PRODUCTS

ZIM SMS OFFICE  - STANDARD EDITION

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

ZIM SMS MAIL

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

This product includes many features to ensure real and measurable results including: web-based message posting through an administrative control panel, easy to use contacts and group controls and escalation hierarchy, real-time message delivery status reporting and record logs for audit trail and results analysis.

ZIM SMS CHAT

ZIM SMS Chat is the next generation of `Instant Messaging' that expands on the real time, two-way chat experience and allows users to send instant SMS text messages from the computer directly to mobile users.

DATABASE SOFTWARE

ZIM IDE SOFTWARE

As mentioned above, we have historically been a developer and provider of the Zim IDE software, which is used by companies in the design, development, and management of information databases. We now license the Zim IDE software products to thousands of customers through direct sales, and through an established network of VARs and distributors.

The Zim IDE software provides an integrated development environment for Microsoft Windows and UNIX computer operating systems. An integrated development environment is a set of programs that runs from a single user interface for use in the creation and management of corporate databases.

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

COMPETITION

ZIM operates primarily in the SMS aggregation industry. The aggregation industry is highly competitive and rapidly changing due to the nature of the growing market. We have many competitors in the industry including, WIN PLC, MBlox and Mobile365. These competitors may have certain competitive advantages over us, including but not limited to:

     o    substantially greater financial and technical resources;

     o    more extensive and well developed marketing and sales networks;

     o    greater global brand recognition among mobile content providers; and

     o    larger customer bases.

We compete with these companies primarily for volume of traffic and strategic relationships.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. We believe the rapid increase in the use of SMS as a means of communication will draw more attention from multinational players to the SMS market. Please refer to "Risk Factors" for a more detailed discussion of the risks we face from our competitors.


Our competitive advantage in the SMS aggregation environment is our ability to connect to international operators through a variety of strategic relationships with other aggregators and mobile operators. We have developed strategic relationships with a range of content and service partners in order to serve our customers more effectively and to extend our services to an international audience.


In addition, our competitive advantage is based on the strength of our technical infrastructure.

CUSTOMERS

As of March 31, 2005, we had over 100 customers in over 10 countries.

TECHNOLOGY INFRASTRUCTURE

ZIM's operating infrastructure is designed to serve and deliver tens of millions of text messages each week to hundreds of cell phone operators worldwide. The system uses a scalable and redundant infrastructure located on servers at various co-location hosting sites in the UK and in Canada. The Company believes that these hosting partners provide operating advantages, including an enhanced ability to protect its systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to its systems. In addition, ZIM conducts online monitoring of all its systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

This infrastructure allows ZIM to be a high performance SMS Gateway connecting large Internet communities to approximately two billion cell phones worldwide through the various mobile operators.

ZIM's servers run on Linux and Windows platforms using Postgres and proprietary SMPP servers. SMPP is a short message peer-to-peer protocol for exchanging SMS messages between SMS peer entities such as short message service centres. It is used to allow third parties to submit messages, often in bulk.
ZIM's database system is an advanced entity-relationship database, which also operates on Windows and Linux platforms.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

Our success depends in part on our ability to protect our intellectual property rights. To protect our proprietary information, we use a combination of intellectual property laws, employee and third-party nondisclosure agreements, and licensing arrangements, including confidentiality provisions.

We currently have no issued patents or patent applications pending in Canada. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. Litigation may be necessary to defend and protect our proprietary rights.

EMPLOYEES

As at March 31, 2005, we had 27 full-time employees, with 12 employees in selling, general and administration and 15 employees in technical areas including technical support and research and development. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

Of these employees, 23 are based in Ottawa, Canada, one in London, England and three are in Sao Paolo, Brazil. Subsequent to March 31, 2005, ZIM eliminated the position in England.

RISK FACTORS

This Annual Report on Form 10-KSB contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report.


BECAUSE OUR OPERATING HISTORY IS LIMITED AND THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.


We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

     o    Offer competitive pricing for our services;

     o    Offer new and innovative products;

     o Maintain our current relationships and develop new strategic relationships with other aggregators and mobile operators;

     o    Attract and retain qualified employees; and

     o Upgrade our technology infrastructure to manage increased messaging demands.



WE HAVE CONTRACTED WITH THIRD PARTIES TO PROVIDE SERVICES FOR OUR NETWORK AND WE MAY LOSE USERS AND REVENUE IF THESE ARRANGEMENTS ARE TERMINATED.


We have arrangements with a number of third parties to provide services to our customer base. Although no single third party service provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose customers and our services may become less reliable. We have recently experienced fee increases from some of our service providers. If this trend continues, our gross profit from messaging services may be adversely affected.


ZIM MAY EXPERIENCE DIFFICULTIES ACCURATELY FORECASTING ITS OPERATING RESULTS, THEREBY MAKING OUR BUSINESS OPERATIONS MORE DIFFICULT TO SUSTAIN.

Due to our limited operating history in the SMS market and the uncertainty regarding the market acceptance for our new line of SMS products, ZIM may not be able to accurately forecast its future operating results. If net profits from our SMS services fall materially short of estimated expenses, our business operations will become more difficult to sustain since we will then have to reduce our spending and/or raise additional capital over and above any current capital raising plans. It may not be possible for ZIM to accomplish either task in a timely manner, or at all, in which event ZIM would have to curtail or suspend certain or all of our business operations. Any action to such effect is likely to have a material adverse effect on our business relationships, financial results, financial condition and prospects.


OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.


We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing customers, attract new customers at a steady rate and maintain user satisfaction; technical difficulties or system downtime; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and industry regulation. As a result of these and other factors, you should not place undue reliance on our quarter-to-quarter comparisons of our operating results as indicators of likely future performance.

WE MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO TECHNOLOGICAL CHANGE AND CHANGING CUSTOMER REQUIREMENTS, THEREBY LOSING SALES.

If we are unable to adapt to the rapid changes in technology and customer needs that are inherent to the SMS industry, ZIM may lose sales and fail to grow. In order to meet these rapid changes, we will have to effectively integrate new wireless and data technologies, continue to develop our technologies and technical expertise and respond to changing customer needs.

THE LOSS OF THE SERVICES OF ZIM'S DR. MICHAEL COWPLAND AND OTHER KEY PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS.

The loss of the services of Dr. Michael Cowpland and other key personnel could affect our performance in a material and adverse way. ZIM currently depends heavily on the services of Dr. Cowpland as well as his ability to, and past practice of, funding its cash requirements from time to time. For example, Dr. Cowpland, and a holding company owned by the spouse of Dr. Cowpland, have provided financing of approximately $5.5 million to ZIM.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition and requirements for additional funding. If ZIM is unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition the report of the independent registered public accounting firm to our audited consolidated financial statements for the year ended March 31, 2005 included an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that ZIM will be successful in raising additional funding as required.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OF OUR BUSINESS OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS, FINANCIAL CONDITION AND PROSPECTS.

If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or suspend certain of our business operations which could have a material adverse effect on our business relationships, financial results, financial condition and prospects. We anticipate that our cash at March 31, 2005 of $737,888, along with cash generated from operations, will be sufficient to meet our present operating and capital expenditures for at least the next three months, but that we will require substantially more funds at that time to continue and expand our business operations.

ZIM EXPECTS TO INCUR OPERATING LOSSES FOR A MINIMUM OF THE NEXT TWELVE MONTHS. SUCH LOSSES WILL DIRECTLY AFFECT OUR REQUIREMENTS FOR ADDITIONAL FUNDS AND ABILITY TO CONTINUE AS A GOING CONCERN.

Our anticipated requirements for additional funds are based, in large part, upon our expectation that we will incur operating losses for the next twelve months. The extent to which these anticipated losses are actually incurred will directly affect our need for additional capital and ability to continue as a going concern. If the shortfall between the revenues generated by ZIM and our operating expenses for the next twelve months is greater than the operating losses which are already expected, our need to secure additional funds is likely to increase accordingly and further adversely affect our ability to continue as a going concern. Moreover, we cannot assure that actual operating losses will not exceed management's current expectations. These anticipated operating losses are due in part to anticipated costs in the marketing of our new line of mobile data software and related research and development expenditures.

IN MAY 2003 A SHAREHOLDER DISTRIBUTED SHARES OF OUR COMMON SHARES IN A MANNER THAT MAY GIVE HOLDERS OF THOSE SHARES RESCISSION RIGHTS UNDER UNITED STATES FEDERAL OR STATE SECURITIES LAWS, AND COULD EXPOSE US TO PENALTIES, FINES OR OTHER LITIGATION.

In May 2003, one of our shareholders distributed shares of our common stock that it held to approximately 70 persons. It is possible that this distribution was not effected in compliance with United States federal and state securities laws. If the distribution was an offer and sale of securities and it was not exempt from the registration requirements of United States federal or state securities laws, then those who received our shares in the distribution have rights to bring claims against us for rescission or damages. Since the distribution did not involve any issuance of securities for cash, it is uncertain how rescission would be valued or damages would be determined. It is possible that the value would be measured as the decline in the value of our stock since that date, or as the decline in value compared with the consideration given (if any), or some alternative method. We cannot offer any assurance that the extent of our exposure to damages would be limited to these amounts, or calculated according to these assumptions. We would contest any such claim, but any such litigation would be costly to defend and could harm our results of operations, financial condition and liquidity. Investors who have acquired shares since that distribution might claim they were misled in their investment decision, which would further increase our exposure to litigation costs and potential damages. In addition, we may be subject to penalties or fines relating to these issues. Any of these potential events could harm our results of operations, financial condition and liquidity.


WHILE WE BELIEVE THAT WE WILL HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE FOR MARCH 31, 2007, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.


While we believe that we will have adequate internal control procedures in place for March 31, 2007, we are still exposed to potential risks from recent legislation requiring companies to evaluate internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we are evaluating our internal control systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. Throughout this process, we will incur additional expenses and use of management's time. In addition, if we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission ("SEC"). Any such action could adversely affect our financial results and the market price of our shares.


IF WE ARE UNABLE TO MANAGE THE INTEGRATION OF OUR ACQUIRED BUSINESSES, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

A failure to effectively manage the integration of any acquisitions we may decide to make, may adversely affect our business and financial condition. Any acquisition that we make will place significant demand on management, technical and other resources.

WE HAVE AFFLIIATED SHAREHOLDERS WHO CAN SUBSTANTIALLY INFLUENCE THE OUTCOME OF ALL MATTERS VOTED UPON BY OUR SHAREHOLDERS AND WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

The beneficial ownership of the Chief Executive Officer and related parties is approximately 64%. As a result, they are able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

ZIM MAY NOT BE ABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS OR MAY BE ACCUSED OF INFRINGING INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

If ZIM is not successful in adequately protecting its technology through patent, trademark, copyright and other protections, our competitors could develop competing products based on our intellectual property and thereby damage our business and results of operations. In addition, there has been substantial litigation regarding intellectual property rights involving technology companies. As a result, ZIM may be subject to litigation regarding the intellectual property rights of third parties. Any such litigation, regardless of its validity, may be time-consuming and costly to defend, may divert management's attention away from the operation of our business and could subject us to significant liabilities.


NEW ACCOUNTING PRONOUNCEMENTS MAY REQUIRE US TO CHANGE THE WAY IN WHICH WE ACCOUNT FOR OUR OPERATIONAL OR BUSINESS ACTIVITIES.

The Financial Accounting Standards Board ("FASB") and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than the manner in which we have had experience. For example, beginning with fiscal years starting after June 15, 2005, a new FASB pronouncement will require us to expense the fair value of stock options issued to employees. As a result, we will likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on our current financial statements of applying a fair value method of accounting for stock options is disclosed in
Note 2 of the Notes to the Consolidated Financial Statements.

REPORTS TO SECURITY HOLDERS

We file annual and quarterly reports with the SEC. In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and directors, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's public reference room at 560 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at http://www.sec.gov. In addition, our periodic reports and Section 16 filings are accessible through our internet web site at www.zim.biz.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal office is located in Ottawa, Canada. ZIM leases an office suite of approximately 12,600 square feet. The lease is currently scheduled to expire in July, 2007.

We believe that our existing facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not party to any pending legal proceeding, nor is any of our property the subject of any pending legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended March 31, 2005.


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


PERIOD                                     HIGH               LOW
------
                                     ----------- -----------------

2004 Second Quarter                       $1.10             $0.38
2004 Third Quarter                        $1.01             $0.39
2004 Fourth Quarter                       $0.79             $0.62
2005 First Quarter                        $0.71             $0.38
2005 Second Quarter                       $0.49             $0.28
2005 Third Quarter                        $0.51             $0.24
2005 Fourth Quarter                       $0.40             $0.16


Our common shares are thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common shares. As of June 8, 2005 there were approximately 1,000 record holders of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

On January 7, 2004, we issued 9,211,511 common shares in a private placement to our Chief Executive Officer and majority shareholder Dr. Michael Cowpland and a holding company that is owned by Dr. Cowpland's spouse, upon the conversion of approximately $3.9 million of debt held by Dr. Cowpland and that holding company based on the closing price of the Company's shares on the OTCBB on January 6, 2004.

On January 30, 2004, we issued 1,150,006 units in a non-brokered private placement at $0.75 per unit. Each unit consists of one common share and one warrant to purchase an additional common share at $0.75 per share through July 30, 2004. The units were issued to unaffiliated persons, except that James Stechyson, a member of our Board of Directors, purchased 50,000 of the units. On May 31, 2005, these warrants were extended to May 30, 2008 and repriced to $0.20 per unit.

On February 10, 2004, we issued 4,000,000 common shares to unaffiliated persons as partial consideration for all of the ordinary shares of each of EPL Communications Ltd. and E-Promotions Ltd.

On June 25, 2004, we issued 1,010,555 units in a non-brokered private placement to non-U.S. investors at $0.38 per unit. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.38 per share expiring September 25, 2005. The units were issued to unaffiliated persons, except that Michael Cowpland, the Chief Executive Officer of ZIM purchased 387,895 units and his spouse, and a corporation controlled by his spouse purchased 193,947 units each.

On July 30, 2004, we issued 2,004,211 units in a non-brokered private placement to non-U.S. investors at $0.38 per unit and, as a result, raised $761,600 in the aggregate. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.38 per share expiring October 30, 2005. The units were purchased by the spouse of the Chief Executive Officer of ZIM.

On October 7, 2004, we issued 1,018,077 units in a non-brokered private placement to the spouse of the Chief Executive Officer and a non-U.S. investor, at $0.39 per unit and, as a result, raised $397,050 in the aggregate. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.39 per share expiring January 7, 2006.

All of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

ZIM established the Employee Stock Option Plan ("ESOP"), which was approved by our shareholders on November 19, 2003, to promote the interests of the Company and our shareholders by using investment interests in the Company to attract, retain and motivate our directors, officers, employees and other persons, to encourage and reward their contributions to the performance of the Company, and to align their interests with the interests of the Company's shareholders.

Securities authorized for issuance under equity compensation plans at March 31, 2005 are as follows:


Plan category                       Number of securities      Weighted average      Number of securities
                                       to be issued upon     exercise price of   remaining available for
                                             exercise of  outstanding options,     future issuance under
                                    outstanding options,   warrants and rights       equity compensation
                                     warrants and rights                            plans, excluding the
                                                                                 securities reflected in
                                                                                              column (a)
-------------------------------- ------------------------ --------------------- -------------------------

                                                     (a)                   (b)                       (c)
-------------------------------- ------------------------ --------------------- -------------------------

Equity compensation plans
approved by                                  16,551,871(1)              $0.58                 4,614,829
security holders
-------------------------------- ------------------------ --------------------- -------------------------

Equity compensation plans
not approved                                  6,110,000(2)              $0.81                       NIL
by security holders
-------------------------------- ------------------------ --------------------- -------------------------

Total                                        22,661,871                 $0.64                 4,614,829
-------------------------------- ------------------------ --------------------- -------------------------



(1) Represents shares of ZIM's common shares issuable upon the exercise of options outstanding under ZIM's Employee Stock Option Plan.

(2) Represents shares of ZIM's common shares issuable upon the exercise of options outstanding and issued outside of ZIM's Employee Stock Option Plan to officers, directors and advisory Board members. During the period from October 13, 2000 to June 25, 2001, ZIM issued an aggregate of 8,285,000 options outside of the Employee Stock Option Plan. Of these options, 145,000 were exercised in the ten months ended March 31, 2004 and 2,030,000 options were cancelled in the fiscal periods ended March 31, 2005 and 2004. The remaining balance of 6,110,000 options expire on February 5, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.


EXECUTIVE SUMMARY

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products based on SMS or text messaging technology. To date, we have not yet realized significant revenues from these SMS applications. Commencing in February 2004 with our acquisition of EPL, we began providing SMS aggregation services. Revenues from these SMS aggregation services have become a significant contributor to our total revenues. Management expects that revenues from our SMS aggregation services will continue to be the dominant contributor for the fiscal year beginning on April 1, 2005.

In addition to the sales of our SMS aggregation services, the sales of Zim IDE Software continued at the same levels as prior periods with an increase in subsequent maintenance contracts. We expect to see decreases in our revenues for this segment of our operations in the future.

Highlights for the year include:

     o    Integration of EPL operations;

     o    Implementation of a 24-7 support team;

     o Development of strategic relationships to allow us to connect with 46 international mobile operators;

     o    Implementation of ZIM Chat; and

     o    Release of Zim 8.


We believe that our operational performance and the development of strategic international relationships throughout fiscal 2005 have established a solid base for continued growth in fiscal 2006.

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

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products, known as SMS Office. ZIM designed these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. SMS Office was well received by international mobile operators, resulting in contracts with several leading mobile operators, but did not receive market acceptance from end users. ZIM worked with the mobile operators to implement and launch SMS Office throughout the year. Subsequent to the launch of SMS Office, we have not experienced significant revenues. Management does not foresee any change in this trend, and as a result, we are no longer investing in sales or marketing initiatives relating to the SMS Office products.

Another product, ZIM Chat, is being resold by telecommunication carriers to their subscribers under the mobile operator's own brand. Rogers AT&T Wireless, a Canadian telecommunications company, launched ZIM Chat, allowing real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging. We have seen the market accept this product and will continue to market and support this product.

In February 2004, ZIM completed the purchase of EPL. This acquisition allowed ZIM to expand into the global SMS market for premium, bulk, location-based and interactive two-way SMS delivery and to become an SMS aggregator. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers. Our goal is to continue to expand our network, allowing our customers to send their messages and campaigns internationally, with reliance that the messages are being successfully delivered.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which requires management to make certain estimates and apply judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On an ongoing basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, actual results could differ from our estimates, and such differences could be material.

The following supplemental information on our critical accounting policies, while fully described in Note 2 to the consolidated financial statements, contain significant judgments and estimates as described below.

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

LONG-LIVED ASSET IMPAIRMENT

The Company evaluates the carrying value of long-lived assets for impairment whenever indicators exist. Examples of these indicators include current period losses combined with a history of losses, or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists, the asset group held and used is tested for recoverability by comparing the carrying value to the sum of expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through cash flows or if the asset group is to be disposed of, an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. A high degree of judgment is required in developing estimates related to these evaluations and various factors are considered, including projected revenues and cost and market conditions.

We have recorded an impairment of long-lived assets of $232,270 for the UK technology platform. We do not anticipate recovering any funds from this asset. See further details of this impairment in the analysis of the expenses and in
Note 5 to the ZIM Corporation Consolidated Financial Statements.

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

The annual evaluation of goodwill associated with ZTI do Brasil Ltda. performed during the fourth quarter of 2005 resulted in a non-cash impairment charge of approximately $530,000. See further details of this impairment in the analysis of the expenses and in Note 7 to the ZIM Corporation Consolidated Financial Statements.

There was no impairment in the goodwill associated with the acquisition of EPL as we expect to derive our future revenues from SMS aggregation services internationally.

IMPAIRMENT OF INTANGIBLE ASSETS

During the fourth quarter of 2005, we recorded an impairment loss related to certain identifiable intangibles acquired in the February 2004 acquisition of EPL, specifically the core technology and customer list. The loss was calculated in accordance with SFAS 142 and totaled approximately $967,000.

See further details of this impairment in the analysis of the expenses and in
Note 6 to the ZIM Corporation Consolidated Financial Statements.

REVENUE RECOGNITION

Revenues are mainly derived from SMS messaging services, SMS fee-based services, and proprietary software products and licenses.

SMS messaging services revenues are derived principally from providing mobile content providers with connections to mobile operators and allowing their end users to expand on their SMS capabilities and other services. These services include news and other content subscriptions. Revenues from SMS messaging services are charged to our customers based on their end users' usage. Such revenues are recognized by ZIM in the period in which the service is performed, provided that no significant Company obligations remain, the collection of the receivables is reasonably assured and the amounts can be accurately estimated.

We contract with mobile content providers and third party mobile operators for billing and transmission services related to the mobile value-added services. We record the gross amount we bill to our customers for our mobile value-added services as revenues and the fees charged or retained by the third party content providers and operators as costs of revenues. We considered EITF 99-19 in determining whether we should recognize such revenues at gross or net of the revenue shared with mobile content providers for billing and transmission services. We believe that based on our arrangement with third parties, as stipulated in our agreements with them, the gross approach is appropriate as we are the primary obligor to the user with respect to the mobile value-added services.

To date, we rely on the billing statements from third party mobile operators to record revenues. These statements are agreed to internally generated statements. Due to the time lag of receiving billing statements from third-party mobile operators, revenues may have to be estimated based on our internal records of billings and transmissions for the month, adjusting for prior period confirmation rates with mobile operators and prior period discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. We apply confirmation rates based on the average of the recent actual historical rates. To date, there has been no significant adjustment to any estimates. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the mobile operators to record revenues.

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

OUTLOOK FOR 2006

We believe that SMS will continue to grow as an accepted means of communication. We believe that the driving forces of our revenue growth in fiscal 2006 will continue to include our ability to provide our SMS aggregation services at competitive rates, the improved stability of our technology and our ability to offer international connections to our customers. To capitalize on the existing market opportunity, we will continue to focus on our ability to attract new customers, our ability to expand our international connections and the reliability of our technology.

INTERNAL CONTROLS AND CORPORATE GOVERNANCE

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the timeliness and reliability of the information disclosed. At the end of our fiscal period ended March 31, 2004, our Independent Registered Public Accounting Firm provided our Audit Committee with a letter outlining material weaknesses encountered during the course of the audit. Their primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. Their other area of concern was the segregation of duties among the administrative staff. This issue was partly alleviated by the hiring of a controller in March 2004. During fiscal 2005, we directed our efforts towards implementing additional review procedures, including reviews of all journal entries and detailed reviews of monthly financial information. We also implemented a Sarbanes-Oxley Committee as well as software to document, review and test the design and effectiveness of internal controls, and have begun documenting our internal controls. During the next fiscal year, our efforts will be directed at completing the documentation, and reviewing and testing the design and effectiveness of our internal controls. Our goal is to establish internal controls that are effective in accordance with the requirements of Section 404 of Sarbanes-Oxley for our fiscal year ended March 31, 2007. In order to meet this target, we plan to implement, in fiscal 2006, additional automated processes in order to replace some of our reliance on manual spreadsheets. Continuous improvement and monitoring of our business processes will likely identify other possible changes related to internal controls. All of these efforts will ensure that we are effectively utilizing our available resources and that the processes in place are efficient and scalable in order to support our future growth.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 COMPARED TO THE TEN MONTHS ENDED MARCH 31, 2004

The following discussion includes information from the audited consolidated statements of operations for the year ended March 31, 2005 and the audited consolidated statements of operations for the ten months ended March 31, 2004. The information for the year ended March 31, 2005 in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the ten months ended March 31, 2004 and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is stated in US dollars.


REVENUES

                                    YEAR ENDED                       TEN MONTHS ENDED     AS A
                                MARCH 31, 2005       AS A %             MARCH 31,2004        %
                              ------------------------------------------------------------------
                                            $                                       $
Bulk SMS                            1,000,271          10%                     57,221        3%
Premium SMS                         7,333,625          73%                    484,072       23%
Other SMS services                    266,420           3%                    205,330       10%
SMS products                          162,949           2%                      3,702        0%
                              ------------------------------------------------------------------
                                    8,763,265          87%                    750,325       36%
                              ------------------------------------------------------------------

Software                              338,143           3%                    536,123       25%
Maintenance and consulting            926,044           9%                    820,651       39%
                              ------------------------------------------------------------------
                                    1,264,187          13%                  1,356,774       64%
                              ------------------------------------------------------------------

                                   10,027,452         100%                  2,107,099      100%
                              ==================================================================



Total revenues for the year ended March 31, 2005 were $10,027,452 as compared to $2,107,099 for the ten months ended March 31, 2004. The increase in revenues is entirely attributable to our SMS offerings.

Had the acquisition of EPL occurred on June 1, 2003, the proforma SMS revenue for the ten months ended March 31, 2004 would have been $1,911,773. This increase in our SMS revenues is a result of our ability to enter new relationships with mobile content providers and other aggregators. EPL's offering was focused on the four main SMS services being LBS, Virtual Mobile, bulk and premium. Subsequent to the acquisition, ZIM focused on the bulk and premium offerings and attracted new customers through competitive pricing and service. Commencing in second quarter of 2005, ZIM also began offering 24-7 technical support for its customers. This support improved the quality of our service offering, creating higher customer loyalty.


REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK MESSAGING

Our bulk SMS messaging revenue increased from $57,221 for the ten months ended March 31, 2004 to $1,000,271 for the fiscal year ended March 31, 2005. Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. New significant customers pre-pay for a set number of messages. We recognize revenue on these messages once the messages are sent to the end user.

Smaller customers may purchase bulk messaging credits from our on-line portals, referred to as "Text-Out" or "Text-Force". Revenue is realized on these customers at the time of payment as no obligations remain for ZIM and payment has been made.

Management expects to see our bulk SMS revenues grow in fiscal 2006.

PREMIUM MESSAGING

Our premium SMS messaging revenue increased from $484,072 for the ten months ended March 31, 2004 to $7,333,625 for the fiscal year ended March 31, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between 25(cent) and $5, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. The tariff is then shared between the mobile operator, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

Management expects to see continued growth in this area as premium SMS messaging is now being used for more content and for higher tariffs. The industry is growing quickly as end users are now downloading games, music, ring tones, horoscopes, alerts and others.

OTHER SMS SERVICES

Our other SMS services revenue increased from $205,330 for the ten months ended March 31, 2004 to $266,420 for the fiscal year ended March 31, 2005. Included in other SMS services are 2-way SMS services to replace pagers, miscellaneous marketing campaigns, LBS and Virtual Mobile revenues.

Management expects the focus of ZIM to continue with bulk and premium messaging. We have not yet seen market acceptance for these other SMS services. Although we will continue to service our existing customer base, we do not expect growth in these areas.

SMS PRODUCTS

Revenues from our key products increased from $3,702 in the ten months ended March 31, 2004 to $162,949 in the fiscal year ended March 31, 2005. Our key products, ZIM SMS Office and ZIM Chat, are resold by telecommunication carriers to their subscribers under the carrier's own brand. Currently our applications are being offered to subscribers of Rogers in Canada, StarHub in Singapore and Digi in Malaysia. We do not expect significant revenues from SMS Office as consumer behavior indicates a lack of interest in the product. ZIM Chat continues to receive significant attention from end users, and management would like to further develop strategic relationships with mobile operators to expand the use of ZIM Chat.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Management expected a decrease in software sales for the first six months of the fiscal year as we expected our customer base to be waiting for the release of a new version of the software. During the year, we released Zim 8. Although there were subsequent sales, we did not see a significant increase for the balance of the year. As a result, revenues from software sales decreased from $536,123 for the ten months ended March 31, 2004 to $338,143 for the fiscal year ended March 31, 2005. The market for database software has expanded substantially over the years and customers have migrated to other competitors that have larger market share. Management expects to see further deterioration of its customer base and as a result, further decreases in the sales of Zim IDE software.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. The maintenance revenues for the ten months ended March 31, 2004 of $820,651 increased slightly to $926,044 for the year ended March 31, 2005. Management expects this level of revenue to continue in the short term while our customers continue to use the Zim IDE product. However, as customers migrate to other software products, our maintenance revenue will also start to decrease.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

EXPENSES



                                                          Year ended          Ten months ended
                                                      March 31, 2005            March 31, 2004
                                              ---------------------- -------------------------
                                                                  $                         $
Cost of revenue                                           8,317,572                   821,884
Selling, general and administrative                       2,970,315                 2,577,898
Research and development                                    708,147                   536,156
Amortization of intangible assets                           359,197                    61,891
Impairment of long-lived assets                             232,270                         -
Impairment of intangible assets                             967,183                         -
Impairment of goodwill                                      530,270                         -
Loss on disposal of assets                                   33,561
Interest income, net                                         (5,535)                   88,635
Income tax benefit                                         (121,421)                 (306,768)
                                              ---------------------- -------------------------
                                                         13,991,559                 3,779,696
                                              ====================== =========================


Expenses have increased substantially from $3,779,696 for the ten months ended March 31, 2004 to $13,991,559 for the year ended March 31, 2005. This increase in expenses is due to the impairment charges recorded on long-lived assets, intangible assets and goodwill, the increase in costs of revenue due to the increased revenues and the costs associated with operating a business in the UK.

COST OF REVENUE

Included in the cost of revenue are costs related to the sale of Zim IDE and costs relating to SMS revenues.

                                                    Year Ended             Ten MonthsEnded
                                                March 31, 2005              March 31, 2004

                                         ---------------------- --------------------------
                                                $                          $
SMS APPLICATIONS
Revenue                                              8,763,265                    750,325
Cost of revenue                                     (8,061,196)                  (640,007)
                                         ---------------------- --------------------------
Gross margin                                           702,069                    110,318
                                         ====================== ==========================

                                                             8%                        15%

SOFTWARE, MAINTENANCE AND CONSULTING
Revenue                                              1,264,187                  1,356,774
Cost of revenue                                       (256,376)                  (181,877)
                                         ---------------------- --------------------------
Gross margin                                         1,007,811                  1,174,897
                                         ====================== ==========================
                                                            80%                        87%


Gross margins for SMS applications decreased from 15% for the ten months ended March 31, 2004 to 8% for the fiscal year ended March 31, 2005. Since premium and bulk messaging were the majority of SMS revenues for both periods, the decrease in margin can be assigned to these services.

Included in the cost of SMS applications are fees paid to the mobile operators and other aggregators as well as revenue share payments to premium SMS customers. During the 2005 fiscal year, the industry underwent a consolidation. In particular, several of the larger aggregators merged. The result of these mergers is that the resulting entities were able to offer extremely competitive pricing due to their volume discounts. In order to compete in the market, we had to ensure that our pricing to our customers was consistent with the industry. In addition, in order to improve our service offering, we commenced offering 24-7 support in the second quarter of 2005. There was no corresponding expense in the 2004 fiscal periods.

Also, the margins in fiscal 2004 only reflect messaging services in the UK, whereas the fiscal 2005 results include other European countries and Canada. Each country has a unique price point, resulting in a different margin. We are unable to predict the margins for fiscal 2006, as the margins are dependant on external and internal pressures, including our competitors' pricing, our volumes and resulting volume discounts and the countries we are operating in.

As a result of these factors, we realized a decrease of 7% in our SMS applications margins from the ten months ended March 31, 2004 to the year ended March 31, 2005.

Gross margins for software, maintenance and consulting sales decreased from 87% for the ten months ended March 31, 2004 to 80% for the fiscal year ended March 31, 2005. Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software. The decrease in the margin on software sales is a result of the decrease in revenue, without a corresponding decrease in direct expenses such as salaries.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the ten months ended March 31, 2004 and the year ended March 31, 2005 were $2,577,898 and $2,970,315 respectively. The difference of $392,417 is partially attributable to the difference in accounting periods. The monthly average expenditure in fiscal 2005 was $247,526 as compared to $257,790 for the fiscal 2004 period.

Although we incurred additional expenses related to operating the UK office, management was committed to cost management during the year. As a result, there were minimal expenses relating to travel and several support positions were eliminated. In addition, during the 2005 fiscal year, ZIM relocated its Brazilian and UK offices to smaller locations without rental commitments.

Management expects to see increased expenditures in fiscal 2006 as the Company prepares for compliance with Section 404 of Sarbanes-Oxley.


RESEARCH AND DEVELOPMENT

Research and development expenses remained relatively flat when comparing the ten months ended March 31, 2004 and the year ended March 31, 2005. Research and development expenses were $536,156 for the ten months ended March 31, 2004 as compared to $708,147 during the fiscal year ended March 31, 2005. During fiscal 2005, several of the development team positions that were working on the SMS Office project were eliminated. These positions were replaced with engineers with expertise in SMS messaging and connections.

AMORTIZATION OF INTANGIBLE ASSETS

With the acquisition of EPL, we acquired new intangible assets. The amortization of the customer lists increased from $61,891 for the ten months ended March 31, 2004 to $359,197 for the year ended March 31, 2005. This increase is due to the acquisition of the customer list in the EPL acquisition. Core technology purchased in the acquisition is allocated to the cost of revenue for the months subsequent to February 10, 2004.

We originally estimated the life of the core technology as five years and the customer relationships as eighteen months. As discussed below, we recorded an impairment on these assets in the fourth quarter of fiscal 2005.

IMPAIRMENT CHARGES

We have recorded non-cash impairment charges relating to both intangible and long-lived assets in the UK reporting unit and goodwill in the Brazil reporting unit.

UK IMPAIRMENTS:

After the acquisition of EPL, we relied solely on the technology purchased to provide our aggregator services to the UK. Initially the technology was able to perform at reasonable levels. As we continued to add new customers and increased the load of messages, we experienced technical difficulties with this purchased platform. After several attempts to stabilize the platform and with the hiring of a new Chief Technology Advisor in January 2005, the decision was made to rebuild the platform in Canada using new technologies, thereby abandoning the UK platform by the first quarter of 2006. We therefore performed an impairment test on this asset during the fourth quarter using the discounted future cash flows method, and as a result of this test, we have determined that the technology platform is fully impaired and recorded a non-cash impairment charge of approximately $232,000. This impairment is reported under the SMS segment.

The core technology intangible asset associated with the above physical platform purchased was also determined to be fully impaired during the fourth quarter. The carrying amount of this intangible asset was compared to its fair value using the discounted future cash flow method. The facts and circumstances leading to this impairment are the same as noted in the paragraph above. The amount of the impairment loss amounted to approximately $830,000. This impairment is also reported under the SMS segment.

On February 10, 2004, at the time of the EPL acquisition, a customer list intangible asset was recorded. The amount originally assigned to the acquired customer list was based on the costs that we would have otherwise incurred to establish these relationships. At that time, we believed that the value of these customer relationships is that it would enable us to sell our SMS Office products to the carriers in the UK. However, as noted earlier, even though SMS Office was well received by these international mobile operators, this product did not receive market acceptance from end users and we therefore ceased all sales efforts for this product. In addition, due to the instability of the UK platform as mentioned above, we were unable to reliably service some of the customers acquired in the acquisition, resulting in reduced revenues by the fourth quarter of the year. Although some of the customers still exist, we do not expect to see significant future value from these relationships. Based on these events, we performed an impairment test on this asset during the fourth quarter using the future discounted cash flow method. This test resulted in a non-cash impairment charge of approximately $134,000 in the SMS segment rendering the asset fully impaired.

The annual evaluation of the goodwill associated with our UK reporting unit is performed during the fourth quarter. No impairment charges resulted from this evaluation since the fair value, as determined by discounted cash flows, exceeded the book value of this reporting unit. In performing this impairment test, management considered ZIM's projected cash flows from the aggregator business rather than just the UK operations, as the EPL acquisition enabled ZIM to move into this market. Despite the impairments noted above, management anticipates the discounted future cash flows from the aggregator business to exceed the carrying amount of the goodwill reported on the balance of $2,068,881.

BRAZIL IMPAIRMENTS:

The annual evaluation of goodwill associated with our Brazil reporting unit is performed during the fourth quarter. The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows; this resulted in a non-cash impairment charge of approximatly $530,000. During the year, the Brazil operations experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2005 result. Management expected to see a return to historical levels subsequent to the release of ZIM 8 in the fall of 2004, however results for the third and fourth quarter failed to meet expectations. Further, as we are no longer focused on the database market and as the database market has become increasingly competitive, management made the decision to limit sales initiatives in Brazil or in the database market and focus on the SMS segment. Management will continue to support their existing ZIM IDE software customers but we are not forecasting significant new revenues or new customers in this segment. Management also decided during the year to close the office in Brazil and terminate three of the six employees. As a result of the lack of sales, the increased competition and management's decision to downsize the Brazilian office, we have determined that the goodwill associated with the Brazil reporting unit is fully impaired.

LOSS ON DISPOSABLE OF FIXED ASSETS

As a result of our decision to terminate employees and to close the Brazil and UK offices, we have incurred a loss on the disposable of fixed assets of $33,561.

INTEREST EXPENSE

For the ten and twelve months ended March 31, 2004, the Company incurred interest on the debt held by our Chief Executive Officer and a related party at 5% per annum. This debt was converted into shares in January 2004, and as a result, there are no significant interest expenses for the year ended March 31, 2005. Our operations in Brazil received interest income on their surplus funds for the period.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as investment tax credits ("ITC") on research and development expenditures in Canada. During the 2005 fiscal year we changed the nature of certain research projects, which disallow them for ITCs. As a result, the income taxes recovered are substantially lower for the year ended March 31, 2005, as compared to the ten and twelve months ended March 31, 2004.

As a result of the factors described above, the net loss for the year ended March 31, 2005 was $3,964,107 as compared to $1,672,597 for the ten months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, ZIM had cash of $737,888 and working capital of $ 1,120,710, as compared to cash of $870,520 and working capital of $ 568,219 at March 31, 2004. This improved financial position is a result of the increase in revenues generated from our SMS services, as well as a private placement of common shares in June, July and October 2004.

Cash flows for the fiscal periods were as follows:

                                                                YEAR ENDED                 TEN MONTHS ENDED
                                                            MARCH 31, 2005                   MARCH 31, 2004
                                                                         $                                $
Cash flows used in operating activities                        (1,762,459)                      (1,687,579)
                                                     ----------------------    -----------------------------
Cash flows used in investing activities                           (42,917)                        (402,648)
                                                     ----------------------    -----------------------------
Cash flows provided by financing activities                      1,621,236                        2,423,332
                                                     ----------------------    -----------------------------

ZIM used $1,762,459 in operating activities for the year ended March 31, 2005 as compared to $1,687,579 for the ten months ended March 31, 2004.

ZIM used $402,648 of cash in its investing activities during the ten months ended March 31, 2004, as compared to $42,917 for the year ended March 31, 2005. Of this amount in 2004, $320,028 related to the purchase of EPL and $82,620 was used in the purchase of fixed assets. In the 2005 fiscal year, we decreased our fixed asset purchases to $42,917. This is a result of reduced staff and office space.

ZIM increased its cash by $1,621,326 from private placements and the exercise of options in fiscal 2005. For the ten-month period ended March 31, 2004, we increased our cash by $2,423,332, also from private placements and stock option exercises.

Accounts receivable increased from $1,022,626 as at March 31, 2004 to $2,174,148 as at March 31, 2005. This change is a result of the increase in SMS messaging traffic in fiscal 2005. Also, in March 2004, we relied on direct connections with mobile operators to send the majority of our messages. By March 2005, we had expanded our international connections through indirect connections to mobile operators through other aggregators. In general, mobile operators in the UK pay within 35 days of the month end, and Canadian operators pay up to 90 days after month end, on a quarterly basis. For other international connections, we rely on other aggregators that pay up to 60 days after month end. Each of the carriers and aggregators have signed contracts with us outlining the terms of their payments.

Credit terms for software, maintenance and consulting services have remained consistent from prior periods at 30 days.

As at March 31, 2005, approximately 63% of all related receivables are current, 33% are between 1 and 30 days past due, with the balance spread over 31 to 90 days overdue. We review all accounts regularly for collection and believe that the allowance is sufficient.

Other sources of cash during the 2005 fiscal period were the issuance of shares pursuant to the exercise of stock options by employees. We issued 305,000 common shares upon exercise of options, for gross and net proceeds of $81,050, for the year ended March 31, 2005. Also, on June 25, 2004, ZIM completed a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011 and net proceeds of $381,535. Each unit consisted of one common share and two common share purchase warrant. Each warrant may be exercised at any time prior to September 30, 2005 at an exercise price of $0.38. Subsequent non-brokered private placements were completed on July 30, 2004 and October 7, 2004 for 2,004,211 and 1,018,077 units respectively. The July 30, 2004 units were priced at $0.38 and consisted of one common share and two common share purchase warrants, exercisable for 15 months. The October 7, 2004 units were priced at $0.39 and also consisted of one common share and two common share purchase warrants, exercisable for 15 months. There were no expenses associated with the private placements on July 30, 2004 or October 7, 2004.

In the 2004 fiscal period, we issued 728,300 shares pursuant to the exercise of stock options by employees. On January 30, 2004, ZIM completed a non-brokered private placement of 1,150,006 units at $0.75 per unit, for total gross proceeds of $862,505 and net proceeds of $819,587. Each unit consisted of one common share and one common share purchase warrant. Each warrant had an original expiry July 30, 2004 at an exercise price of $0.75. The warrant's original expiry was extended to July 31, 2005 by the Board of Directors due to the time involved with the registration of the underlying shares. In April 2005, we requested the SEC to withdraw the registration statement relating to these shares.

ZIM will need an estimated $1,800,000 in financing in order to fund its operating losses and other working capital requirements for the next 12 months. Subsequent to the year end, ZIM obtained a working capital line of credit for $250,000. We do not have any other bank credit facility under which ZIM may borrow funds for the estimated additional financing of $1,550,000. ZIM has not received any commitments from any third parties to provide additional financing.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2005 indicated that there was substantial doubt regarding our ability to continue as a going concern.

If ZIM is unable to obtain the necessary funds, we may have to curtail or suspend certain of our business operations which could have a material adverse effect on our business relationships, financial results, financial condition and prospects.

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of March 31, 2005.

Operating lease obligations:

                                                     $

                     2006                        121,583
                     2007                        125,057
                     2008                         41,686
                                                 -------
                                                 288,326
                                                 =======


NEW ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options is disclosed in Note 2.

(II) SFAS 153

The FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the consolidated financial statements upon adoption of the new standard.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZIM Corporation

We have audited the accompanying consolidated balance sheets of ZIM Corporation as of March 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the year ended March 31, 2005 and the ten months ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of ZIM Corporation as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended March 31, 2005 and the ten months ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $3,964,107 and used $1,762,459 of cash from operations, during the year ended March 31, 2005. The Company also has generated negative cash flows from operations during each of the last five years. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Raymond Chabot Grant Thornton LLP
---------------------------------------
Raymond Chabot Grant Thornton LLP

Ottawa, Canada
May 31, 2005


ZIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

------------------------------------------------------------------------------------------------------------

                                                                    Year ended             Ten months ended
                                                               March  31, 2005               March 31, 2004
                                                     --------------------------     ------------------------
                                                                             $                            $
REVENUE
      SMS applications                                               8,763,265                      750,325
      Software                                                       1,264,187                    1,356,774

                                                     --------------------------     ------------------------
Total revenue                                                       10,027,452                    2,107,099
                                                     --------------------------     ------------------------

OPERATING EXPENSES
Cost of revenue                                                      8,317,572                      821,884
Selling, general and administrative                                  2,970,315                    2,577,898
Research and development                                               708,147                      536,156
Amortization of intangible assets                                      359,197                       61,891
Impairment of long-lived assets                                        232,270                            -
Impairment of intangible assets                                        967,183                            -
Impairment of goodwill                                                 530,270                            -

                                                     --------------------------     ------------------------
Total operating expenses                                            14,084,954                    3,997,829
                                                     --------------------------     ------------------------

Loss from operations                                               (4,057,502)                  (1,890,730)
                                                     --------------------------     ------------------------
Other income (expense):
Loss on disposal of property and equipment                            (33,561)
Interest income, net                                                     5,535                     (88,635)
                                                     --------------------------     ------------------------
Total other income (expense)                                          (28,026)                     (88,635)
                                                     --------------------------     ------------------------
Loss before income taxes                                           (4,085,528)                  (1,979,365)
Income tax benefit                                                     121,421                      306,768
                                                     --------------------------     ------------------------

Net loss                                                           (3,964,107)                  (1,672,597)
                                                     ==========================     ========================

Basic and fully diluted loss per share                                  (0.07)                       (0.04)
                                                     ==========================     ========================

Weighted average number of shares outstanding                       57,968,459                   43,714,904
                                                     ==========================     ========================



============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


ZIM CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Expressed in US dollars)


                              Number of                                                          Accumulated
                          common shares                                                                other                Total
                             issued and                       Additional       Accumulated     comprehensive        shareholders'
                            outstanding    Common shares  paid-in-capital          deficit     income (loss)               equity
------- ---------------   -------------    -------------  ---------------      -----------     -------------        -------------
                                                       $                $                $                 $                    $

BALANCE AS AT MAY 31, 2003   33,192,254        7,620,822        1,540,959      (10,576,976)         (120,223)          (1,535,418)

Effect of reverse
take-over transaction         1,734,455                                                                                         -
Conversion of special
shares into common shares     5,163,500
Shares issued through the
exercise of options             728,300          348,411                                                                  348,411
Shares issued upon
conversion of debt            9,211,511        3,960,950                                                                3,960,950
Shares issued through a
private placement, net of
expenses                      1,150,006          819,587                                                                  819,587
Shares issued upon a
business acquisition          4,000,000        3,280,000                                                                3,280,000

 Comprehensive loss                                                                                                             -
        Net loss                                                                (1,672,597)
        Cumulative
        translation
        adjustment                                                                                  (190,905)
        Total
        comprehensive loss                                                                                             (1,863,502)
                            ------------   -------------  ---------------      -----------     -------------        -------------
BALANCE AS AT MARCH 31,
2004                         55,180,026       16,029,770        1,540,959      (12,249,573)         (311,128)           5,010,028

Shares issued through the
exercise of options             305,000           81,050                                                                   81,050
Stock options granted to
non-employees                                                     334,422                                                 334,422
Shares issued through a
private placement, net of
costs                         4,032,843        1,540,186                                                                1,540,186

Comprehensive loss                                                                                                              -
        Net loss                                                                (3,964,107)
        Cumulative
        translation
        adjustment                                                                                   402,911
        Total
        comprehensive loss                                                                                             (3,561,196)
                            ------------   -------------  ---------------      -----------     -------------        -------------
BALANCE AS AT MARCH 31,
2005                         59,517,869       17,651,006       1,875,381       (16,213,680)           91,783            3,404,490
                          =============    =============  =============== =================    =============        =============



The accompanying notes are an integral part of the consolidated financial statements.


ZIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)



-------------------------------------------------------------------------------------------------------------------
                                                                           Year ended             Ten months ended
                                                                       March 31, 2005               March 31, 2004
                                                              -----------------------    --------------------------

                                                                                   $                             $
OPERATING ACTIVITIES
Net loss                                                                  (3,964,107)                   (1,672,597)
Items not involving cash:
        Depreciation of property and equipment                               209,118                       139,716
        Amortization of intangible assets                                    563,570                        81,723
        Impairment of long-lived assets                                      232,270                             -
        Impairment of intangible assets                                      967,183                             -
        Impairment of goodwill                                               530,270                             -
        Loss on disposal of property and equipment                            33,561                             -
        Stock-based compensation                                             334,422                             -
Changes in operating working capital:
        Increase in accounts receivable                                   (1,008,208)                     (713,340)
        Increase in investment tax credits receivable                       (124,963)                     (202,141)
        Increase in prepaid expenses                                         (31,253)                      (35,531)
        Increase in accounts payable                                         597,277                       371,579
        Increase (decrease) in accrued liabilities                           (70,616)                      295,207
        Increase (decrease) in deferred revenue                              (30,983)                       47,805
                                                              -----------------------    --------------------------
Cash flows used in operating activities                                   (1,762,459)                   (1,687,579)
                                                              -----------------------    --------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                           (42,917)                      (82,620)

Business acquisitions                                                                                     (320,028)
                                                              -----------------------    --------------------------
Cash flows used in investing activities                                      (42,917)                     (402,648)
                                                              -----------------------    --------------------------
FINANCING ACTIVITIES
Repayment of capital lease obligations                                             -                       (12,696)
Proceeds from the exercise of options                                         81,050                       348,411
Proceeds from shares issued through a private placement                    1,540,186                       819,587
Net proceeds from related parties                                                  -                     1,268,030
                                                              -----------------------    --------------------------
Cash flows provided by financing activities                                1,621,236                     2,423,332
                                                              -----------------------    --------------------------
Effect of changes in exchange rates on cash                                   51,508                       (23,611)
                                                              -----------------------    --------------------------
INCREASE (DECREASE) IN CASH                                                 (132,632)                      309,494
Cash, beginning of period                                                    870,520                       561,026
                                                              -----------------------    --------------------------
Cash, end of period                                                          737,888                       870,520
                                                              =======================    ==========================
SUPPLEMENTAL CASH FLOW DISCLOSURE
        Interest paid                                                          6,436                          (501)
                                                              =======================    ==========================
        Income taxes paid                                                     23,130                        41,130
                                                              =======================    ==========================


===================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


ZIM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               MARCH 31                MARCH 31
                                                                                                   2005                    2004
                                                                                    --------------------    --------------------
                                                                                                      $                       $

ASSETS
Current assets
      Cash                                                                                      737,888                 870,520
      Accounts receivable, net                                                                2,174,148               1,022,626
      Investment tax credits receivable                                                         512,337                 350,780
      Prepaid expenses                                                                           98,541                  60,430
                                                                                    --------------------    --------------------
                                                                                              3,522,914               2,304,356

Property and equipment, net                                                                     211,843                 601,523
Intangible assets, net                                                                            3,056               1,442,666
Goodwill                                                                                      2,068,881               2,397,620
                                                                                    --------------------    --------------------
                                                                                              5,806,694               6,746,165
                                                                                    ====================    ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                        1,163,586                 491,053
      Accrued liabilities                                                                       875,006                 876,007
      Deferred revenue                                                                          363,612                 369,077
                                                                                    --------------------    --------------------
                                                                                              2,402,204               1,736,137
                                                                                    --------------------    --------------------
Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value, non-cumulative                                                        -                       -
      dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share.  Unlimited authorized shares;
      issued and outstanding NIL shares at March 31, 2005 and 2004.
Special shares, no par value, non-voting,
      participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares;
      issued and outstanding NIL shares at March 31, 2005 and 2004.
                                                                                                      -                      -
Common shares, no par value,
      unlimited authorized shares issued and outstanding 59,517,869 shares as at
      March 31, 2005 and 55,180,026 shares as at March 31, 2004.                             17,651,006              16,029,770
Additional paid-in capital                                                                    1,875,381               1,540,959
Accumulated deficit                                                                        (16,213,680)            (12,249,573)
Accumulated other comprehensive income (loss)                                                    91,783               (311,128)
                                                                                    --------------------    --------------------
                                                                                              3,404,490               5,010,028
                                                                                    --------------------    --------------------
                                                                                              5,806,694               6,746,165
                                                                                    ====================    ====================


================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

1 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM Corporation ("ZIM" or the "Company") is a leading provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the global SMS (Short Message Service) channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). ZIM is also the sole shareholder of ZIM Technologies do Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation.

BUSINESS OF THE COMPANY

Historically, we have been known as a developer and provider of the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for the Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as through an established network of value added resellers ("VARs") and distributors.

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products. We designed these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, mobile messaging, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The use of SMS is already considered an accepted form of communication throughout Europe and Asia and the market is now expanding in North America.

We began marketing our main SMS product, referred to as "SMS Office" in the summer of 2003. Although we were successful in establishing several relationships with carriers, the product did not receive significant market acceptance from end users. We continue to support these products but our main focus has shifted to our SMS aggregation service offering and to our chat applications.

Since the acquisition of EPL, we have focused on providing aggregation services to mobile content providers. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers. Our goal is to continue to expand our network, allowing our customers to send their messages and campaigns internationally, with reliance that the messages are being successfully delivered.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

LIQUIDITY

The Company has incurred a net loss of $3,964,107 during the year ended March 31, 2005. In addition, the Company generated negative cash flows from operations of $1,762,459 for the year ended March 31, 2005 and has generated negative cash flows from operations during the last five years.

All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues by continuing to raise capital through the placement of equity, obtaining advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and/or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

In the longer term, the Company has to generate the level of sales which would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the ability to attract new customers, the market acceptance of its services or software, the level of its promotional activities and advertising required to support its activities. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.


2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") applied on a consistent basis.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The results of operations for acquisitions are included in these consolidated financial statements from the date of acquisition. Inter-company transactions and balances are eliminated upon consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts recorded in the financial statements and the notes to the financial statements. These estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future. Actual results may differ from those estimates.

FISCAL YEAR

The Company changed its financial year end from May 31 to March 31 in 2004.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and other comprehensive income
(loss) ("OCI"). OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders' equity and excluded from net income. The only comprehensive income item for the Company relates to foreign currency translation adjustments relating to the translation of the financial statements into the reporting currency.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer. In addition, the Company may establish an allowance for all the receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of the total accounts receivable with different percentages used based on the different ages of the receivables. The percentages used are based on the Company's historical experience and management's current judgment regarding the state of the economy. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of recovery.

REVENUE RECOGNITION

The Company derives revenue from two sources: Short Message Service (SMS) services and applications and enterprise software, including maintenance and consulting services. SMS involves providing SMS applications and services. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications.

SHORT MESSAGE SERVICE REVENUE RECOGNITION

Revenues from SMS services and applications are derived principally from providing aggregation services whereby ZIM sends messages from its customers through mobile operators to end users on their cell phones. In this situation, the Company contracts with its customers that can not connect directly to the mobile operators and with the third party mobile operators or other aggregators directly for the transmission of the messages. Fees are charged on a monthly or per message basis. Revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant ZIM obligations remain. We rely on a number of mobile network operators and other aggregators globally to deliver our services. Generally, (i) within 15 to 30 days after the end of each month, ZIM receives a statement from each of the operators or aggregators confirming the amount of charges billed to that operator's mobile phone users and (ii) within 30 to 90 days after delivering a monthly statement, each operator or aggregator remits the fees for the month to ZIM. ZIM records the fee charged by third party mobile phone operators and mobile content providers as a cost of revenue. Revenues are recorded on a gross basis as the Company is the primary obligor in the arrangement, which is evidenced by a number of factors including;

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


     o    the platform is designed and developed by the Company;
     o the mobile operators or aggregators that ZIM contracts with to deliver these services to the end customers are not involved in the design or development of the services that are provided by ZIM;
     o the end customer purchases the content, access or value added services that ZIM provides;
     o the end customer receives identical services from ZIM regardless of which third party mobile operator or aggregator is used to deliver the message;
     o customers contract directly with ZIM to determine the terms of the service that will be provided; and
     o ZIM is responsible for fulfillment of the contract and accepts all the risk related to the content provided to the end customers and has latitude in establishing prices.


ENTERPRISE SOFTWARE REVENUE RECOGNITION

ZIM records revenues from the perpetual license of the Company's software products and the sale of related maintenance and consulting. The Company's standard license agreement provides a license to use the Company's products based on the number of licensed users. The Company may license its software in multiple element arrangements if the customer purchases any combination of maintenance, consulting or training services in conjunction with the license.

The Company recognizes revenue pursuant to the requirements of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP 97-2") "Software Revenue Recognition", as amended by SOP 98-9 "Software Revenue Recognition with Respect to Certain Transactions." Revenue is recognized using the residual method when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements. The Company allocates revenue to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately. The Company defers revenue for the undelivered elements and recognizes the residual amount of the arrangement fee, if any, when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, revenue is recognized when the following four criteria have been met:

     o        persuasive evidence of an arrangement exists;
     o        delivery has occurred;
     o        the fee is fixed and determinable; and
     o        collectibility is probable.

The Company records revenue as earned as evidenced by contracts or invoices for its services at prices established by contract, price list and/or fee schedule less applicable discounts. If at the outset of an arrangement the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement the Company determines that the collectibility is not probable, revenue is deferred until payment is received.

Collectibility is assessed based on the collection history of the client, current economic trends, customer concentrations and customer credit worthiness. Delivery of the software has occurred once the customer has accepted the product or has been provided with permanent keys to the file transfer protocol ("FTP") site. If an arrangement allows for customer acceptance of the software or services, the Company defers revenue recognition until the earlier of customer acceptance or when the acceptance right lapses.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


MAINTENANCE AND CONSULTING REVENUE RECOGNITION

Maintenance revenues are recognized equally over the term of the maintenance contract.

Consulting revenue, which represents services provided on a per diem basis to customers, is recognized as the services are performed as there are no customer acceptance provisions involved in these types of arrangements.

In general, credit terms of 30 days are extended to customers.

RESEARCH AND DEVELOPMENT EXPENSES

Costs related to research, design and development of products and applications are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. All subsequent costs are expensed as incurred. To date, completing a working model of the Company's products and the general release of the products has substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs amounted to $42,311 for the year ended March 31, 2005 ($24,556 for the ten month period ended March 31, 2004).

INVESTMENT TAX CREDITS

Investment tax credits are accounted for using the cost reduction approach whereby they are recorded as a reduction of the related capital cost of the asset acquired when there is reasonable assurance that they will be realized.

GOVERNMENT ASSISTANCE

Government assistance is recorded as a reduction of the related expense or the cost of the assets acquired. Government assistance is recorded in the accounts when reasonable assurance exists that the Company has complied with the terms and conditions of the approved grant program.

TRANSLATION OF FOREIGN CURRENCIES

The Company's reporting currency is the US dollar and the functional currency is the Canadian dollar.

Assets and liabilities of the Company's subsidiaries, recorded in functional currencies other than Canadian dollars, are translated into Canadian dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period . The resulting translation adjustments are included in accumulated other comprehensive income (loss) in shareholders' equity.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


The accounts of the Company's subsidiaries that are recorded in the Company's functional currency, the Canadian dollar, translate their foreign currency transactions as follows: gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency, are translated at the weighted average exchange rates for the period and are included in the statement of operations of the current period. For the year ended March 31, 2005 and the ten months ended March 31, 2004, the Company recognized a foreign exchange gain of $31,768 and $8,765 respectively in the accompanying consolidated statements of operations.

The translation of the Company's financial statements from the functional currency to its reporting currency is performed as follows: All assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income/(loss) in shareholders' equity.

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

No compensation expense is recognized for this plan when stock options are issued to directors and employees of the Company. Any consideration paid by the eligible participants on exercise of stock options is credited to share capital. If stock options are repurchased from eligible participants, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to shareholders' equity. Since the Company does not account for options granted to participants using the fair value method, it discloses pro forma information related to net income and earnings per share figures, which are calculated as if the entity applied the fair value method of accounting to stock options granted to participants.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


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

                                                                                   YEAR ENDED            TEN MONTHS ENDED
                                                                               MARCH 31, 2005              MARCH 31, 2004
                                                                       -----------------------    ------------------------
                                                                                           $                           $


Net loss, as reported                                                             (3,964,107)                 (1,672,597)

Stock-based compensation income (expense) included in net loss                              -                           -
Stock-based employee compensation expense determined under fair
value based method for all awards                                                 (1,375,406)                 (4,435,145)
                                                                       -----------------------    ------------------------
Net loss, pro forma
                                                                                  (5,339,513)                 (6,107,742)
                                                                       =======================    ========================

Basic and diluted net loss per share:


As reported, basic and diluted                                                         (0.07)                      (0.04)
                                                                       =======================    ========================


Pro forma, basic and diluted                                                           (0.09)                      (0.14)
                                                                       =======================    ========================


The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           YEAR ENDED         TEN MONTHS ENDED
                                       MARCH 31, 2005           MARCH 31, 2004
                                   ------------------    ---------------------

Risk-free interest rates                       3.00%                    1.54%
Expected volatility                              80%                      80%
Dividend yield                                     0                        0
Expected life of options (years)                 1.5                      1.5

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the underlying assets using the following methods and rates:

Computer equipment                             40%           Declining balance
Software                                       40%           Declining balance
Technology platform                            33%           Declining balance
Office furniture and equipment                 40%           Declining balance
Voice communications equipment              1 year               Straight line
Leasehold improvements                     5 years               Straight line


Effective June 1, 2003, the Company changed its method of depreciating some property and equipment from the straight-line method to the declining balance method. The Company's management believes this method is preferable because it provides a better matching of costs with related revenues. The adoption of the declining balance method did not have a material effect on the financial statements of the prior periods therefore they have not been restated to apply the new method retroactively.

LEASES

Leases are classified as either capital or operating in nature. Capital leases are those which substantially transfer the benefits and risks of ownership to the Company. Assets acquired under capital leases are amortized at the same rates as those described for property and equipment. Obligations recorded under capital leases are reduced by the principal portion of lease payments. The imputed interest portion of lease payments is charged to expense. Operating leases are expensed as incurred.

LONG-LIVED ASSETS

Long-lived assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") requires that, whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, the undiscounted estimated future cash flows from the expected use of those assets must be compared to their net book value to determine if impairment is indicated. FAS 144 requires that assets deemed impaired be written down to their estimated fair value through a charge to earnings. FAS 144 states that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information. Under the provisions of FAS 144 the Company reviewed its long-lived assets for impairment to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives will continue to be amortized on the straight-line method over their estimated useful lives.

Customer lists relating to ZTI do Brasil Ltda. are amortized over their estimated rate of customer attrition which has been assumed to be 40% in the first year, 50% of the then residual in the second and third years, and the remaining balance in the fourth year.

Customer relationships relating to E-Promotions Limited and EPL Communications (together referred to as "EPL") were being amortized on a straight-line basis over 18 months and the core technology relating to EPL was being amortized on a straight-line basis over five years.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142. SFAS No. 142 requires goodwill and other intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS No. 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any.

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

OTHER

No renumeration has been recorded in these financial statements for the services of the Chief Executive Officer and majority shareholder.

3 - BUSINESS ACQUISITIONS

ACQUISITION OF EPL

Effective February 10, 2004, ZIM acquired all of the issued and outstanding common shares of EPL. EPL is a provider of wireless messaging solutions and is part of ZIM's international growth strategy. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $3,606,247 included cash of $250,000, acquisition costs of $76,247 and $3,280,000 in common shares. 4,000,000 common shares were issued. These shares were valued at $0.82 based on the market price on February 10, 2004.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

                                                                   $

Assets acquired:
Cash                                                           6,219
Accounts receivable                                          501,222
Software and equipment                                       361,406
Goodwill                                                   1,881,355
Intangibles                                                1,480,000
                                                   ------------------
                                                           4,230,202

Current liabilities assumed                                  623,955
                                                   ------------------
Total purchase price                                       3,606,247
                                                   ==================


SUPPLEMENTAL PRO FORMA INFORMATION

Had the acquisition of EPL occurred on June 1, 2003, the pro forma combined revenue and net loss of the Company would have been as follows:


                                                        YEAR ENDED       TEN MONTHS ENDED
                                                    MARCH 31, 2005         MARCH 31, 2004
                                              -------------------- ----------------------
                                                         (Audited)            (Unaudited)
                                                                 $                      $
Revenue                                                 10,027,452              3,268,546
                                              ==================== ======================

Net loss                                                (3,964,107)            (1,606,788)
                                              ==================== ======================

Basic and fully diluted net loss per share                   (0.07)                 (0.03)
                                              ==================== ======================


CONTINGENT CONSIDERATION

Effective August 1, 2001, the Company acquired 100% of the issued and outstanding common shares of its South American distributor, ZTI do Brasil Ltda. Upon acquisition, ZTI do Brasil Ltda.'s name was changed to ZIM Technologies do Brasil Ltda.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


Consideration in the amount of $130,890 was payable to the previous shareholders of Zim Technologies do Brasil Ltda. in the event the Company was not a reporting issuer in Ontario with its common shares listed on any North American stock exchange on or before December 31, 2002. During December 2002, the Company entered into an agreement to settle the contingency through the issuance of 300,000 stock options as well as employment contracts for two years for one shareholder and one year for the other. The options were granted December 23, 2002, subject to approval by the Board of Directors, with an exercise price of approximately $0.82, a contractual life of three years and immediate vesting. On June 10, 2003, the Board of Directors approved the grant of options. Goodwill has been increased by $117,614 to reflect the settlement of the contingency through the granting of employment contracts and the issuance of options.


4 - ACCOUNTS RECEIVABLE

                                            MARCH 31, 2005       MARCH 31, 2004
                                           ----------------     ----------------
                                                         $                    $
Trade accounts receivable                        1,606,444            1,032,575
Unbilled trade accounts receivable                 595,227               10,547
Allowance for doubtful accounts                    (56,733)             (34,268)
Other                                               29,210               13,772
                                           ----------------     ----------------
                                                 2,174,148            1,022,626
                                           ================     ================


5 - PROPERTY AND EQUIPMENT


                                                           ACCUMULATED                             NET BOOK
MARCH 31, 2005                             COST           DEPRECIATION          IMPAIRMENT            VALUE
                                   ------------- --------------------- -------------------- ----------------
                                              $                     $                    $                $
Computer equipment                      819,060               671,794                    -          147,266
Software                                 54,287                48,572                    -            5,715
Technology platform                     707,406               475,136              232,270                0
Office furniture and equipment          180,792               125,027                    -           55,765
Leasehold improvements                  119,396               116,299                    -            3,097

                                   ------------- --------------------- -------------------- ----------------
                                      1,880,941             1,436,828              232,270          211,843
                                   ============= ===================== ==================== ================


The Company reviewed its fixed assets for impairment to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows. In February 2005, it was determined that the technology platform in the UK would no longer be required as it was being replaced with new technology and development in Canada. As a result, the technology platform purchased in the EPL acquisition in February 2004 no longer has any recoverable value.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)



                                                                      ACCUMULATED
MARCH 31, 2004                                       COST            DEPRECIATION         NET BOOK VALUE
                                       ------------------- ----------------------- ----------------------
                                                        $                       $                      $
Computer equipment                                803,758                 610,682                193,076
Software                                           50,034                  40,428                  9,606
Technology platform                               647,055                 331,763                315,292
Office furniture and equipment                    198,323                 119,156                 79,167
Voice communications equipment                     20,560                  20,560                      -
Leasehold improvements                            111,350                 106,968                  4,382

                                       ------------------- ----------------------- ----------------------
                                                1,831,080               1,229,557                601,523
                                       =================== ======================= ======================


6 - INTANGIBLE ASSETS


                                                              ACCUMULATED                                 NET BOOK
MARCH 31, 2005                               COST            AMORTIZATION              IMPAIRMENT            VALUE
                           ----------------------- ----------------------- ----------------------- ----------------
                                                $                       $                       $                $

Customer list                              78,206                  75,150                       -            3,056
Core technology                         1,077,683                 244,510                 833,173                -
Customer relationships                    549,838                 415,828                 134,010                -

                           ----------------------- ----------------------- ----------------------- ----------------
                                        1,705,727                 735,488                 967,183            3,056
                           ======================= ======================= ======================= ================


After the acquisition of EPL, we relied solely on the technology purchased to provide our aggregator services to the UK. Initially the technology was able to perform at reasonable levels. As we continued to add new customers and increased the load of messages, we experienced technical difficulties with this purchased platform. After several attempts to stabilize the platform and with the hiring of a new Chief Technology Advisor in January 2005, the decision was made to rebuild the platform in Canada using new technologies, thereby abandoning the UK platform by the first quarter of 2006. We therefore performed an impairment test on this asset during the fourth quarter using the discounted future cash flows method, and as a result of this test, we have determined that the technology platform is fully impaired and recorded a non-cash impairment charge of approximately $232,000. This impairment is reported under the SMS segment.

The core technology intangible asset associated with the above physical platform purchased was also determined to be fully impaired during the fourth quarter. The carrying amount of this intangible asset was compared to its fair value using the discounted future cash flow method. The facts and circumstances leading to this impairment are the same as noted in the paragraph above. The amount of the impairment loss amounted to approximately $830,000. This impairment is also reported under the SMS segment.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

On February 10, 2004, at the time of the EPL acquisition, a customer list intangible asset was recorded. The amount originally assigned to the acquired customer list was based on the costs that we would have otherwise incurred to establish these relationships. At that time, we believed that the value of these customer relationships is that it would enable us to sell our SMS Office products to the carriers in the UK. However, as noted earlier, even though SMS Office was well received by these international mobile operators, this product did not receive market acceptance from end users and we therefore ceased all sales efforts for this product. In addition, due to the instability of the UK platform as mentioned above, we were unable to reliably service some of the customers acquired in the acquisition, resulting in reduced revenues by the fourth quarter of the year. Although some of the customers still exist, we do not expect to see significant future value from these relationships. Based on these events, we performed an impairment test on this asset during the fourth quarter using the future discounted cash flow method. This test resulted in a non-cash impairment charge of approximately $134,000 in the SMS segment rendering the asset fully impaired.

As a result, and in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge in its Consolidated Statement of Operations for the year ended March 31, 2005 of approximately $967,000 related to the core technology and customer relationships.

The remaining customer list will be fully amortized in fiscal 2006.



                                                 ACCUMULATED
MARCH 31, 2004                      COST        AMORTIZATION    NET BOOK VALUE
                         ---------------- ------------------- -----------------
                                       $                   $                 $

Customer list                     72,143              58,631            13,512
Core technology                  994,122              26,724           967,398
Customer relationships           507,206              45,450           461,756

                         ---------------- ------------------- -----------------
                               1,573,471             130,805         1,442,666
                         ================ =================== =================

7 - GOODWILL

The annual evaluation of goodwill associated with our Brazil reporting unit is performed during the fourth quarter. The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows; this resulted in a $530,270 non-cash impairment charge. During the year, the Brazil operations experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2005 result. Management expected to see a return to historical levels subsequent to the release of ZIM 8 in the fall of 2004, however results for the third and fourth quarter failed to meet expectations. Further, as we are no longer focused on the database market and as the database market has become increasingly competitive, management made the decision to limit sales initiatives in Brazil or in the database market and focus on the SMS segment. Management will continue to support their existing ZIM IDE software customers but we are not forecasting significant new revenues or new customers in this segment. Management also decided during the year to close the office in Brazil and terminate three of the six employees. As a result of the lack of sales, the increased competition and management's decision to downsize the Brazilian office, we have determined that the goodwill associated with the Brazil reporting unit is fully impaired.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)



                                                                                   $
Balance at June 1, 2003                                                      468,710
              Goodwill recorded on settlement of contingent liability        117,614
              Goodwill recorded on acquisition of EPL                      1,881,335
              Foreign exchange                                              (70,039)

                                                                       --------------
Balance at March 31, 2004                                                  2,397,620
              Goodwill impairment charge                                   (530,270)
              Foreign exchange                                               201,531

                                                                       --------------
Balance at March 31, 2005                                                  2,068,881
                                                                       ==============



8 - ACCRUED LIABILITIES

                                   MARCH 31, 2005             MARCH 31, 2004
                             --------------------- --------------------------
                                                $                          $

Employee related accruals                 42,461                     102,594
Professional fees                         73,336                     199,991
Withholding tax accrual                   96,794                      76,260
Trade                                    523,239                     431,534
Other                                    139,176                      65,628
                             --------------------- --------------------------
                                         875,006                     876,007
                             ===================== ==========================


9 - RELATED PARTY TRANSACTIONS

On June 25, 2004, the Company's Chief Executive Officer ("CEO") and majority shareholder, a corporation owned by the spouse of the Company's CEO ("160879 Canada Inc.") and the spouse of the Company's CEO participated in a private placement of the Company's common shares whereby they purchased an aggregate of 775,789 units for gross proceeds of $294,800. The shares issued in the private placement were priced at $0.38 per unit, the closing market price on the Over the Counter Bulletin Board ("OTCBB") on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

On July 30, 2004, the Company completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of the Company's Chief Executive Officer.

On October 7, 2004, the Company completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Company's CEO, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross proceeds were $397,050.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


DUE TO RELATED PARTIES

On January 7, 2004, the Board of Directors approved the conversion of the $630,000 debt held by the Company's CEO and majority shareholder and the $2.7 million debt held by 160879 Canada Inc. to common shares based on the last closing price of our common shares on the OTCBB. The total amount due, with interest, was $3,960,950. The share price used in the conversion was $0.43, resulting in 9,211,511 common shares being issued to the Company's CEO and majority shareholder and to 160879 Canada Inc.

10 - SHAREHOLDERS' EQUITY

Transactions for the periods include the following:

The Company issued 305,000 common shares in the year ended March 31, 2005 pursuant to the exercise of stock options by employees and non-employees. In the ten months ended March 31, 2004, 728,300 common shares were issued pursuant to the exercise of stock options by employees.

On January 7, 2004, the Board of Directors of ZIM approved the conversion of all amounts due to related parties, in return for 9,211,511 common shares of the Company (see Note 9).

On January 30, 2004, the Company completed a non-brokered private placement of 1,150,006 units at $0.75 per unit, for total gross proceeds of $862,505 and net proceeds of $819,587. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to July 30, 2005. The units were issued to unaffiliated persons, except that James Stechyson, a member of our Board of Directors, purchased 50,000 of the units.

On February 10, 2004, in connection with the acquisition of EPL, the Company issued 4,000,000 common shares to the shareholders of EPL.

On June 25, 2004, the Company completed the first part of a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005 at an exercise price of $0.38 per share. Of these 1,010,555 units, 775,789 were purchased by related parties.

On July 30, 2004, the Company completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for total gross proceeds of $761,600. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to October 30, 2005 at an exercise price of $0.38 per share. All of the 2,004,211 units were purchased by the spouse of the Company's CEO.

On October 7, 2004, the Company completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Company's CEO, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross and net proceeds were $397,050. Each warrant may be exercised at any time prior to January 6, 2006 at an exercise price of $0.39 per share.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


ADDITIONAL PAID IN CAPITAL

During the year ended March 31, 2005, the Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $334,422. In the ten months ended March 31, 2004, no options were issued to non-employees in consideration for advisory services.

The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield                                            Nil
Expected volatility                                       80%
Risk-free interest rate                                   3.00%
Expected life                                             1.50 years



11 - STOCK OPTIONS

Under the Company's Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 22,200,000 common shares. As at March 31, 2005, 16,551,871 (March 31, 2004, 12,550,071) options were outstanding under the Employee Stock Option Plan. In addition, 6,110,000 (March 31, 2004, 8,285,000) options were issued in prior periods outside of the Company's Employee Stock Option Plan. Stock options are granted with an exercise price equal to the common shares' fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

Early in 2004, the Board of Directors reviewed directors' compensation. It was noted that, historically, the members of the Board were issued options but that, because of the Company's on-going need to comply with securities regulations and the time it took to establish a market for the underlying shares, there have been limited opportunities for members of the Board to exercise their options within the lifetime of the options. As a result, on February 5, 2004, the Board extended the life of 6,110,000 options to February 2007 without changing the exercise price. No compensation expense was recognized as the exercise price approximated the market price.

A summary of the status of the stock options is as follows:


                                                                   MARCH 31, 2005                          MARCH 31, 2004
                                                                                 WEIGHTED                                WEIGHTED
                                                               NUMBER OF          AVERAGE              NUMBER OF          AVERAGE
                                                                 OPTIONS         EXERCISE                OPTIONS         EXERCISE
                                                             OUTSTANDING            PRICE            OUTSTANDING            PRICE
                                                    -------------------- ----------------    ------------------- ----------------
                                                                                       $                                       $
Options outstanding, beginning of period                     20,835,071             0.75             14,863,332             0.76
Granted                                                      10,154,182             0.42              7,395,539             0.69
Exercised                                                     (305,000)             0.27              (728,300)             0.46
Forfeited                                                   (8,022,382)             0.65              (695,500)             0.76
                                                    -------------------- ----------------    ------------------- ----------------
Options outstanding, end of period                           22,661,871             0.64             20,835,071             0.75
                                                    ==================== ================    =================== ================


ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


The following table represents a summary of the options outstanding as at March 31, 2005:


                                   OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                                     WEIGHTED        WEIGHTED                            WEIGHTED
                                 NUMBER             REMAINING         AVERAGE              NUMBER          AVERAGE
       RANGE OF          OUTSTANDING AT           CONTRACTUAL        EXERCISE      EXERCISABLE AT         EXERCISE
EXERCISE PRICES          MARCH 31, 2005                  LIFE           PRICE      MARCH 31, 2005           PRICE
------------------------------------------------------------------------------------------------------------------
              $                                         Years               $                                   $
      0.17-0.33               2,800,000                  2.85            0.18           2,800,000            0.18
      0.38-0.48               3,279,707                  1.91            0.39           3,279,707            0.39
      0.52-0.69               5,151,682                  2.19            0.55           5,151,682            0.55
      0.75-0.83               7,079,150                  1.86            0.82           7,079,150            0.82
           0.91               4,351,332                  1.13            0.91           4,351,332            0.91

                        ------------------------------------------------------------------------------------------
                             22,661,871                  1.92            0.64          22,661,871            0.64
                        ==========================================================================================

EMPLOYEE AND NON-EMPLOYEE OPTIONS

During the year ended March 31, 2005, 8,414,182 options were granted to employees. During the ten months ended March 31, 2004, 7,175,539 options were granted to employees.

During the year ended March 31, 2005, 1,740,000 options were granted to non-employees. During the ten months ended March 31, 2004, 245,000 options were granted to non-employees.

Of the 1,740,000 options granted to non-employees, 400,000 were granted at below market prices.

During the year ended March 31, 2005 certain employees were terminated and are no longer providing any substantive services to the Company. Under their termination agreements, their option grants were modified and the options were retained and extended to their original term. In accordance with Issue 20 of Issue 00-23, the options are accounted for under Opinion 25. The intrinsic values of the modified options are recognized as compensation expense on the date of termination, which is considered the measurement date.


12 - INTEREST

                                    YEAR ENDED               TEN MONTHS ENDED
                                MARCH 31, 2005                 MARCH 31, 2004
                     -------------------------- ------------------------------

                                             $                              $

Interest expense                         6,436                         90,883
Interest income                       (11,971)                        (2,248)
                     -------------------------- ------------------------------
Total                                  (5,535)                         88,635
                     ========================== ==============================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


13 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows:


                                                                                 YEAR ENDED          TEN MONTHS ENDED
                                                                             MARCH 31, 2005            MARCH 31, 2004
                                                                   -------------------------    ----------------------
Tax rate                                                                             36.12%                    36.47%
                                                                                          $                         $

Expected Canadian Income Tax Recovery                                           (1,475,693)                 (721,874)
Adjustment due to application of Small Business Deduction                           714,967                   353,317
Change in valuation allowance for originating temporary
differences and losses available for carry forward                                  744,947                   364,056
Difference between Canadian and foreign tax rates                                    11,527                  (14,165)

Other                                                                                51,003                    54,317
Refundable income tax credits                                                     (168,173)                 (342,418)
                                                                   -------------------------    ----------------------
                                                                                  (121,421)                 (306,768)
                                                                   =========================    ======================


The change in valuation allowance for originating temporary differences and losses available for carry forward, is calculated using an effective tax rate of 18.62%, based on the application of the Small Business Deduction. The rate at which such amounts may be realized as disclosed as part of a deferred tax asset and related valuation allowance takes into account the enacted tax rate decreases over the expected period of realization.

Income tax recovery of $121,421 for the year ended March 31, 2005 and $306,768 for the ten months ended March 31, 2004 relates to refundable income tax credits receivable, partially offset by income taxes paid by the Company's Brazilian subsidiary.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)



                                                                                  MARCH 31, 2005              MARCH 31, 2004
                                                                          -----------------------    -------------------------
                                                                                     $                            $
Temporary differences
Losses available for carry forward                                                     1,744,609                    1,259,505
Property and equipment - differences in net book value and unamortized
capital cost                                                                             143,432                       70,312
Intangible assets - differences in net book value and tax basis                          143,702                    (135,899)
Unused scientific research and experimental development amounts
deductible                                                                               694,634                      397,723
Other                                                                                   (14,917)                     (12,727)
                                                                          -----------------------    -------------------------
Gross deferred tax asset                                                               2,711,460                    1,578,914
Valuation allowance                                                                  (2,711,460)                  (1,578,914)
                                                                          -----------------------    -------------------------
Net deferred tax asset                                                                         -                            -
                                                                          =======================    =========================



The Company has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:


                                   FEDERAL            PROVINCIAL
                       -------------------- -- ------------------
                                         $                     $
                 2006              876,415               916,252
                 2007              355,481               401,403
                 2008            2,708,253             2,615,125
                 2009            1,625,830             1,625,830
                 2010              609,961               625,951
           thereafter            3,033,080             3,087,317
                       --------------------    ------------------
                                 9,209,020             9,271,878
                       ====================    ==================



As at March 31, 2005, the Company had accumulated unclaimed federal and provincial scientific research and experimental development deductions of approximately $2,033,658 and $2,849,822 respectively ($2,032,048 and $2,579,510 in 2004). This amount can be carried forward indefinitely to reduce income taxes payable in future years.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


The Company has federal scientific research and experimental development credits available to reduce income taxes in Canada which expire in the following years:


                                                              $
                                               -----------------
                 2010                                    14,945
                 2011                                   292,835
                 2012                                     1,880
                 2013                                     2,354
                                               -----------------
                                                        312,014
                                               =================

For the year ended March 31, 2005, the Company recorded an amount of $168,173 of investment tax credits ($342,418 for the ten months ended March 31, 2004).

14 - LOSS PER SHARE

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options and warrants, the effect on the loss per share would be anti-dilutive.

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

                                      MARCH 31, 2005           MARCH 31, 2004
                                ---------------------------------------------
Stock options                              2,460,000                2,316,702
Warrants                                           -                        -

Total options outstanding at March 31, 2005 and 2004 were 22,661,871 and 20,835,071 respectively. Total warrants outstanding at March 31, 2005 and 2004 were 9,215,692 and 1,150,006, respectively.


15 - FINANCIAL INSTRUMENTS

RISK MANAGEMENT ACTIVITIES

The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates.

FOREIGN EXCHANGE RISK MANAGEMENT

Cash includes the following amounts in their source currency:

                                   MARCH 31, 2005              MARCH 31, 2004
                            ----------------------     -----------------------

Canadian dollars                          121,047                     322,868
US dollars                                 92,120                     501,182
Brazilian reals                           162,933                      42,420
British pounds                            256,464                      56,826

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


Accounts receivable include the following amounts receivable in their source currency:

                                MARCH 31, 2005                MARCH 31, 2004
                        -----------------------     -------------------------

Canadian dollars                     1,036,455                       150,838
US dollars                             121,530                        79,040
Brazilian reals                        488,009                       571,049
British pounds                         474,643                       345,013
Euros                                   86,582                             -


Accounts payable include the following amounts payable in their source currency:

                                   MARCH 31, 2005           MARCH 31, 2004
                        -------------------------- ------------------------

Canadian dollars                          485,695                  138,754
US dollars                                213,864                    3,979
Brazilian reals                            29,425                   40,783
British pounds                            276,532                  183,358
Euros                                      11,460                        -


CONCENTRATION OF CREDIT RISK

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. Credit exposure is minimized by dealing with only creditworthy counterparties in accordance with established credit approval policies.

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:


                                                     MARCH 31, 2005              MARCH 31, 2004
                                             -----------------------    ------------------------

Canada                                                          36%                         11%
North and South America, excluding Canada                       15%                         23%
Great Britain                                                   41%                         62%
Europe, excluding Great Britain                                  8%                          3%
Other                                                            0%                          1%
                                             -----------------------    ------------------------
                                                               100%                        100%
                                             =======================    ========================



FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short periods to maturity of the instruments.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


17 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has the following lease commitments relating to facilities:

                                                       $

                     2006                        121,583
                     2007                        125,057
                     2008                         41,686
                                                 -------
                                                 288,326
                                                 =======


For the year ended March 31, 2005, rent expense was $235,308 ($171,360 for the ten months ended March 31, 2004).

GOVERNMENT ASSISTANCE

During the year ended May 31, 2002, the Company received $101,653 from the Canadian International Development Agency for the purpose of undertaking a viability study of acquiring Zim Technologies do Brasil Ltda. The amount has been recorded in the consolidated statement of operations as a reduction in selling, general and administrative expenses. The amount is repayable, based on 1% of Zim Technologies do Brasil Ltda.'s revenues from July 23, 2001 to May 31, 2005 to a maximum of $94,841, on revenues realized by Zim Technologies do Brasil Ltda. in excess of $4,133,500 cumulatively. As of March 31, 2005, ZIM has recorded a liability of $884.

OTHER

The Company is committed to pay an arm's length third party $75,000 upon the listing of ZIM Company's common shares on a national securities exchange selected by ZIM's Board of Directors.

Zim Technologies do Brasil Ltda. may be subject to the Contribution of Intervention on Economic Domain tax on values remitted abroad. However, the Company's management intends to contest this assessment if issued. Consequently, no provision has been accounted for in that respect. If an assessment is issued and the Company is unsuccessful at contesting the assessment, the resulting settlement would not have a material impact on the consolidated financial statements of the Company.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


17 - SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: enterprise software and Short Message Service (SMS). Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications. SMS involves providing SMS applications and services.

The Company considers all revenues and expenses to be of an operating nature and accordingly, allocates them to the segments. Costs specific to a segment are charged directly to the segment. Company office expenses are allocated to either of the segments based on revenues. Significant assets of the Company include cash, working capital and goodwill. The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies.

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:


                                                              YEAR ENDED               TEN MONTHS ENDED
                                                          MARCH 31, 2005                 MARCH 31, 2004

                                                ------------------------- ------------------------------
                                                                       $                              $
SMS APPLICATIONS
Revenue                                                        8,763,265                        750,325
Cost of revenue                                              (8,061,196)                      (640,007)
                                                ------------------------- ------------------------------
Gross margin                                                     702,069                        110,318
                                                ------------------------- ------------------------------

Allocation of operating expenses                               3,214,709                      1,108,895
Amortization of intangible assets                                347,762                         51,569
Impairment of long-lived assets                                  232,270                              -
Impairment of intangible assets                                  967,183                              -
Loss on disposable of fixed assets                                33,561                              -
Allocation of interest expense (income)                          (4,837)                         31,562
Income tax expense (recoverable)                               (143,771)                      (126,068)
                                                ------------------------- ------------------------------
                                                               4,646,877                      1,065,959
                                                ------------------------- ------------------------------

Net loss from SMS segment                                    (3,944,808)                      (955,641)
                                                ========================= ==============================

ENTERPRISE SOFTWARE
Revenue                                                        1,264,187                      1,356,774
Cost of revenue                                                (256,376)                      (181,877)
                                                ------------------------- ------------------------------
Gross margin                                                   1,007,811                      1,174,897

Allocation of operating expenses                                 463,753                      2,005,159
Amortization of intangible assets                                 11,435                         10,322
Impairment of goodwill                                           530,270                              -
Allocation of interest expense (income)                            (698)                         57,073
Income tax expense (recoverable)                                  22,350                      (180,700)
                                                ------------------------- ------------------------------
                                                               1,027,110                      1,891,853
                                                ------------------------- ------------------------------

Net loss from enterprise software segment                       (19,299)                      (716,956)
                                                ========================= ==============================


ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


Approximately 87% of revenue in fiscal 2005 was from the SMS segment and 13% was from the enterprise software segment. In the ten months ended March 31, 2004, 36% of revenue was from the SMS segment and 64% of revenue was from the enterprise software segment.

The increase in SMS segment revenue and margin relates to the acquisition of EPL in February 2004. The decrease in Software segment revenue and margin relates to decreasing sales and market share.

The Company has the following customers with over 10% of total revenues for the year ended March 31, 2005:

O2                        14.6%
Orange                    10.8%
Vodafone                  16.0%
T-Mobile                  11.2%

In the ten months ended March 31, 2004, revenue from Vodafone represented 11% of the total revenue. All other customers in fiscal 2004 had revenues below 10% of the total revenues. All customers with greater than 10% of revenue are within the SMS segment.

The following table sets forth segment assets used by each product line:

                                MARCH 31, 2005             MARCH 31, 2004
                       ------------------------  -------------------------
                                             $                          $
Segment assets
  SMS                                5,074,629                  5,705,354
  Software                             732,065                  1,040,811
                       ------------------------  -------------------------
                                     5,806,694                  6,746,165
                       ========================  =========================


The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

                                     YEAR ENDED             TEN MONTHS ENDED
                                 MARCH 31, 2005               MARCH 31, 2004
                       ------------------------ ----------------------------
                                             $                            $

Canada                                 488,471                      251,301
United Kingdom                       4,814,743                      605,215
United States                        3,599,124                      192,999
Brazil                                 866,825                      915,585
Other                                  258,289                      141,999
                       ------------------------ ----------------------------
Total revenue                       10,027,452                    2,107,099
                       ======================== ============================

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)


                                  MARCH 31, 2005                MARCH 31, 2004
                         ------------------------ -----------------------------
                                               $                             $
LONG-LIVED ASSETS
  Canada                                 205,016                       244,784
  Brazil                                   9,883                       513,933
  United Kingdom                       2,068,881                     3,683,092
                         ------------------------ -----------------------------
Total long-lived assets                2,283,780                     4,441,809
                         ======================== =============================

Management evaluates each segment's performance based upon revenues and margins achieved.

18 - COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

19 - SUBSEQUENT EVENTS

On May 31, 2005 ZIM Corporation entered into an Agreement and Release with the former shareholders of EPL Communications Ltd. and E-Promotions Limited ("EPL Shareholders"). Due to ZIM's recent withdrawal of its Registration Statement on Form SB-2, it was unable to register for resale the shares issued to the EPL Shareholders as specified in the EPL Purchase Agreement. Under the Agreement and Release, ZIM issued to the EPL Shareholders options to purchase an aggregate of 3,600,000 shares of ZIM common stock at an exercise price of $0.20 per share, the market price on May 12, 2005. In addition, the EPL Shareholders and ZIM released one another from any and all prior, current or future claims in connection with the EPL Purchase. ZIM has also entered into Consulting Agreements with certain of the EPL Shareholders, pursuant to which they agreed to provide ZIM with technical expertise.

20 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. Management believes the impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options approximates the amounts disclosed in
Note 2.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)




(II) SFAS 153

The FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the consolidated financial statements upon adoption of the new standard.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do.

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described below, and other factors related to the Corporation's financial reporting processes and information technology security protocols.

The Company's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. The independent registered public accounting firm indicated that it considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

To remedy these internal control deficiencies, the Company has engaged additional compliance staff to oversee the Company's internal controls and to assist in the identification and implementation of improvements to the Company's internal controls over financial reporting. In addition, the Company has begun identifying and developing certain enhancements to its internal controls over financial reporting, including improving its contract administration, billing procedures, and the increased automation of several recurring transactions. We have also implemented regular monthly and weekly reviews of information to reduce the likelihood of untimely identification and resolution of accounting matters. We have improved our information technology support and processes to enhance the security of our technology. The Company intends to implement these and other enhancements to its internal controls during fiscal 2006 and beyond. Management believes that these enhancements will assist in addressing the identified deficiencies. However, the size of the Company continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2005, we enhanced our internal controls over financial reporting by hiring additional compliance staff and expanding the scope of our monthly reviews of financial statements. These changes have not yet had a material effect on our internal controls over financial reporting, but are reasonably likely to materially affect our internal controls over financial reporting in the future. These changes were made in response to a reportable condition at December 31, 2004, as identified by the Company's independent registered public accounting firm and disclosed by the Company in its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly held companies:

NAME                          AGE          POSITION WITH ZIM

Dr. Michael Cowpland          62           President, Chief Executive Officer
                                           and Director
Jennifer North                40           Chief Financial Officer
Roberto Campagna              27           Vice President Sales
Debbie Weinstein              45           Secretary
Steven Houck                  35           Director
Charles Saikaley              46           Director
James Stechyson               40           Director
Donald Gibbs                  59           Director


Michael Cowpland has served as President Director and Chief Executive Officer since February 2001. In 1973, Dr. Cowpland co-founded Mitel Corporation (formerly NYSE:MTL) and was the company's Chief Executive Officer for 10 years. During Dr. Cowpland's tenure as CEO, Mitel's sales reached $300 million before it was acquired by British Telecom in 1984. After the acquisition of Mitel, Dr. Cowpland founded Corel Corporation (formerly NASDAQ:CORL), a company that evolved into one of the world's leading providers of office productivity software. Corel was widely recognized for its WordPerfect Office Suite, and its PC graphics application, Corel Draw. Dr. Cowpland served as President of Corel from 1995 to January 2001. Dr. Cowpland began his career in 1964 at Bell Northern Research. Dr. Cowpland received a Bachelor of Science and Engineering from the Imperial College (London), a Masters of Engineering from Carleton University and Ph.D. in Engineering from Carleton University (Ottawa, Canada).

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

Debbie Weinstein has been Secretary of the Company since January 2004. Ms. Weinstein is a co-founding partner of LaBarge Weinstein LLP, a business law firm. Ms. Weinstein's practice encompasses the representation of emerging growth companies, established public and private technology businesses, venture capital funds and investment bankers. She has represented issuers and underwriters in numerous Canadian and U.S. public offerings and has substantial experience in venture capital, financing transactions and mergers and acquisitions. Ms. Weinstein currently serves on the Board of Directors for Adesa Corporation. Ms. Weinstein is a 1983 graduate of Osgoode Hall Law School and was called to the Bar of Ontario in 1985. Prior to co-founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of Blake Cassels & Graydon in Ottawa, Canada from 1991 to 1997 and was, prior to her departure, administrative partner of that office and on the firm's national partnership committee.

Steven Houck has served as a director since April 2001. From early 2004 until the present, Mr. Houck has been working as a consultant for various start up companies. From 1995 to early 2004, Mr. Houck held various positions with Corel Corporation. Prior to his service to Corel, he founded Worldview Technologies, a company specializing in multimedia design and authoring and served as its CEO until 1995. He received a Bachelors Degree in Business Administration from Florida Atlantic University.

Charles Saikaley has served as a director of ZIM since June 1, 2003 and previously was a director of ZIM Technologies beginning in May 2001. Since 1990, Mr. Saikaley has been a partner in the law firm of Lang Michener based in Ottawa, Canada. He practices in the area of real estate, providing advice in all aspects of the purchase and sale of residential and commercial real estate as well as commercial leases, commercial mortgages and business arrangements. He is a member of the firm's business law, franchise law and real estate law groups. He is a member of the Canadian Bar Association and the Law Society of Upper Canada. Mr. Saikaley received a Bachelor of Business Administration from the University of Ottawa (1979) and a Bachelor of Laws from the University of Ottawa in 1982.

James Stechyson has served as a director and Chairman of ZIM since June 1, 2003. He also served as a director of ZIM Technologies beginning in January 1998 and was appointed into the position of chairman in May 2001. From September 2002 until 2003, Mr. Stechyson served as the President of Clearone Communications Canada. From 1990 to September 2002 he was the President of OM Video, Inc., a major hardware sales and systems integrator of professional video and presentation technology based in Ottawa, Canada. He is a charter member of the Innovators Alliance of Ontario, a government sponsored organization for the Chief Executive Officers of leading growth firms. He is also the recipient of the Ottawa Carleton Board of Trade Young Entrepreneur of the Year Award.

Donald R Gibbs has been a director of ZIM since July 2003. He also serves as the Chairman of ZIM's Audit Committee. Since July of 2004, Mr. Gibbs has been the principal of his own consulting company, Donald R Gibbs and Associates which provides financial and management assistance to start-up corporations. Since 1970, Mr. Gibbs has held senior financial and executive positions in Mitel Corporation, Cognos Inc., Gandalf Systems Corporation, Positron Fiber Systems Inc., Gorilla Capital Inc., VIPswitch Inc. and Original Solutions Inc. Mr. Gibbs currently serves on the Board of Directors of WaveRider Inc. Mr. Gibbs received his Bachelor of Commerce degree from the University of Ottawa and holds a professional designation as a Certified Management Accountant.

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

The Audit Committee's functions include evaluating, and recommending to the Board the engagement of ZIM's independent registered public accounting firm, reviewing the results of their audit findings, and monitoring on a periodic basis the internal controls of ZIM. The Audit Committee has a formally approved written charter. The Audit Committee currently consists of Donald Gibbs (Chairman), Jim Stechyson and Charles Saikaley. Mr. Gibbs is the Audit Committee's financial expert, and meets the independence requirements of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act of 1934, as amended. The Audit Committee held six meetings during the fiscal period ended March 31, 2005.

The Compensation Committee's functions include evaluating compensation for directors, officers, employees of and consultants to the Company, and making recommendations to the Board regarding such compensation matters. The Compensation Committee has a formally approved written charter. The Compensation Committee currently consists of Jim Stechyson and Steven Houck.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common shares to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

ZIM is aware that Ms. Cowpland filed a Form 4 on August 5, 2004 for a transaction that occurred on July 30, 2004. The Registrant is unaware of any other required reports that were not timely filed.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

On August 8, 2003, the Board of Directors adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer, as well as to other senior management and senior financial staff of ZIM, and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Interested persons can obtain a copy of our Code of Ethics without charge by writing to: Investor Relations c/o 20 Colonnade Road, Ottawa, Ontario K2E 7M6 or by visiting our web-site at www.zim.biz. A copy of the Code of Ethics is attached to this Annual Report on Form 10-KSB as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION.

The table below provides detailed information on the compensation of the Chief Executive Officer for services rendered for the fiscal year ended March 31, 2005, the ten months ended March 31, 2004 and the fiscal year ended on May 31, 2003. No executive officer or employee received compensation in excess of $100,000 for the fiscal year ended March 31, 2005, the ten-month fiscal period ended on March 31, 2004 or the fiscal year ended on May 31, 2003.

                                                 SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                    Annual Compensation                       Awards              Payouts
          (a)          (b)       (c)       (d)      (e)             (f)              (g)            (h)           (i)
----------------------------------------------------------------------------------------------------------------------------
                                                                Restricted         Securities
Name and Principle                                Other Annual      Stock           Underlying       LTIP         All Other
   Position                     Salary    Bonus   Compensation    Award(s)        Options/SARs     Payouts     Compensation
                       Year      ($)       ($)       ($)            ($)               (#)           ($)               ($)




Michael Cowpland,      2005
President and Chief                -        -            -             -              1,149,182          -            -
Executive Officer
                       2004        -        -            -             -              2,497,789          -            -

                       2003        -        -            -             -                    -            -            -
----------------------------------------------------------------------------------------------------------------------------



AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table sets forth information regarding the exercise by the Chief Executive Officer of stock options during the fiscal year ending March 31, 2005 and the value of options held by the Chief Executive Officer as of March 31, 2005.


                              SHARES
                            ACQUIRED
                                  ON          VALUE               NUMBER OF SECURITIES                VALUE OF UNEXERCISED IN-
NAME                        EXERCISE       REALIZED            UNDERLYING  UNEXERCISED                  THE-MONEY OPTION AT FY
                                 (#)            ($)          OPTIONS AT PERIOD END (#)                             END ($) (1)
                                                       EXERCISABLE       UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------------

Michael Cowpland                NIL            NIL         1,149,182                 -               9,200                   -




 (1) The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of common shares underlying the option by the difference between the exercise price of the option and the market price of the Company's common shares as quoted on the OTCBB on March 31, 2005 ($0.21).

OPTION/SAR GRANTS TABLE

The following table provides information regarding options granted to the Chief Executive Officer during the fiscal year ended March 31, 2005.


----------- ----------------- -------------- ---------------- ----------- -------------
                   NUMBER OF      % OF TOTAL
                  SECURITIES         OPTIONS                    EXERCISE
                  UNDERLYING      GRANTED TO    NUMBER OF          PRICE
NAME                 OPTIONS    EMPLOYEES IN      OPTIONS      ($/COMMON    EXPIRATION
                     GRANTED     FISCAL YEAR      GRANTED          SHARE)         DATE
----------- ----------------- -------------- ---------------- ----------- -------------


Michael
Cowpland           1,149,182            11%           47,500        0.69     06-Apr-07
                                                      95,000        0.38     08-Jun-07
                                                     326,683        0.34     19-Sep-07
                                                      66,667        0.30     30-Sep-07
                                                      66,666        0.31     06-Nov-07
                                                      10,000        0.30     08-Dec-07
                                                     263,333        0.40     30-Dec-07
                                                     200,000        0.17     09-Feb-08
                                                      30,000        0.17     09-Feb-08
                                                      43,333        0.21     18-Feb-08


COMPENSATION OF DIRECTORS

Non-employee members of ZIM's Board of Directors are reimbursed for reasonable travel expenses related to attendance at Board meetings. No other fees are paid for attendance at meetings of the Board or their Committees. Each director is also awarded for his first year of service as a director, 200,000 stock options to purchase ZIM's common shares at fair market value at date of the option grant.

In addition, non-employee members of ZIM's Board of Directors are eligible to receive option grants consistent with other Company grants. During the year ended March 31, 2005, each of the Board members received the following option grants, which were consistent with other Company grants:

                                                        NUMBER OF
 DATE OF GRANT     EXPIRY DATE            PRICE           OPTIONS
--------------- --------------- ---------------- ----------------

     07-Apr-04       07-Apr-07             0.69           10,000
     09-Jun-04       09-Jun-07             0.38           20,000
     10-Feb-05       10-Feb-08             0.17           30,000

REPORT ON REPRICING OF OPTIONS/SARS

Early in 2004, the Board of Directors reviewed the directors' compensation. It was noted that, historically, the members of the Board were issued options but that, because of the Company's on-going need to comply with securities regulations and the time it took to establish a market for the underlying shares, there have been limited opportunities for members of the Board to exercise their options within the lifetime of the options. As a result, on February 5, 2004, the Board extended the life of 6,110,000 options previously granted to members of the Board of Directors to February 2007 without adjusting the exercise price.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of June 8, 2005, the number and percentage of our outstanding common shares which are beneficially owned, directly or indirectly, by:

- each person who is the beneficial owner of 5% or more of our outstanding 0 common shares;
-  each director and executive officer of ZIM Corporation; and
-  all directors and executive officers of ZIM Corporation as a group.

In accordance with the Rules and Regulations of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of June 8, 2005. Unless otherwise indicated, the persons listed are deemed to have sole voting and investment power over the shares beneficially owned.

                                                        Common shares
Name                     Title                          Number        Percentage
--------------------- ----------------------------------------------------------

Michael Cowpland      President and CEO                49,523,020   (1)      64%
Stephen Wright        N/A                               3,523,261   (2)       6%
Denise Batson         N/A                               3,018,500   (3)       5%
Jennifer North        Chief Financial Officer             612,500   (4)       1%
Roberto Campagna      Vice President of Retail Sales      570,000   (5)       1%
Debbie Weinstein      Secretary                           200,000   (6)       0%
Steven Houck          Director                            290,000   (7)       0%
James Stechyson       Director                            770,000   (8)       1%
Charles Saikaley      Director                            290,000   (9)       0%
Donald Gibbs          Director                            290,000  (10)       0%


All executive officers and officers as a group (8 persons) 52,545,520        66%



Applicable percentage of ownership is based upon 59,561,569 shares of common stock outstanding as of June 8, 2005, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 8, 2005 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

     1. The beneficial ownership of Michael Cowpland consists of 19,033,215 common shares owned directly by Dr. Cowpland, 9,883,621 common shares under options which are currently exercisable or are exercisable within 60 days of June 8, 2005, and 775,790 common shares under warrants issued January 30, 2004 which are currently exercisable or are exercisable within 60 days of June 8, 2005. In addition Dr. Cowpland's ownership includes 4,216,235 common shares owned by Dr.
          Cowpland's spouse, 8,793,795 common shares owned by a company controlled by Dr. Cowpland's spouse, 6,432,470 common shares which Dr. Cowpland's spouse has the right to acquire under warrants, either currently or within 60 days of June 8, 2005 and 387,894 common shares which a company controlled by Dr. Cowpland's spouse has the right to acquire under warrants, either currently or within 60 days of June 8, 2005. Dr. Cowpland disclaims beneficial ownership of the shares held by his wife and the company controlled by his wife and the shares held by his minor children.

     2. The beneficial ownership of Stephen Wright consists of 1,800,261 common shares owned directly and 1,723,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     3. The beneficial ownership of Denise Batson consists of 2,723,500 common shares owned directly and 295,000 common shares which she has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     4. The beneficial ownership of Jennifer North consists of 612,500 common shares which she has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     5. The beneficial ownership of Roberto Campagna consists of 570,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     6. The beneficial ownership of Debbie Weinstein consists of 200,000 common shares which she has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     7. The beneficial ownership of Steven Houck consists of 290,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     8. The beneficial ownership of James Stechyson consists of 450,000 common shares owned directly, 270,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005, and 50,000 shares issuable upon exercise of warrants that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     9. The beneficial ownership of Charles Saikaley consists of 290,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

     10. The beneficial ownership of Donald Gibbs consists of 290,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2005.

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

On January 7, 2004, the Board of Directors approved the conversion of the debt held by Dr. Cowpland by 160879 Canada Inc. to common shares based on the last closing price of our common shares on the OTCBB. The total amount due in Canadian dollars, translated at the US exchange rate on January 7, 2004, with interest, was $3,960,950. The share price used in the conversion was $0.43, resulting in 9,211,511 common shares being issued to Dr. Cowpland and to 160879 Canada Inc.

On January 30, 2004, the non-minor son of the Company's Chief Executive Officer participated in a private placement of the Company's common shares whereby he purchased an aggregate of 102,493 units for gross proceeds of $76,870. The shares issued in the private placement were priced at $0.75 per unit, the closing market price on the OTCBB on January 15, 2004, with each unit consisting of one common share and one warrant to purchase common shares for $0.75 per share.

On June 25, 2004, the Company's Chief Executive Officer and majority shareholder, a corporation owned by the spouse of the Company's Chief Executive Officer and the spouse of the Company's Chief Executive Officer participated in a private placement of the Company's common shares whereby they purchased an aggregate of 775,789 units for gross proceeds of $294,800. The shares issued in the private placement were priced at $0.38 per unit, the closing market price on the OTCBB on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

On July 30, 2004, the Company completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of the Company's Chief Executive Officer.

On October 7, 2004, the Company completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Company's Chief Executive Officer, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross proceeds were $397,050.

ITEM 13. EXHIBITS.

(a) Exhibits

EXHIBIT LIST

EXHIBIT EXHIBIT
NUMBER

2.1      Reincorporation Merger Agreement (1)

2.2 Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(2)

2.3 Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)

2.4 Share Purchase Agreement dated February 10, 2004 among ZIM Corporation and the Shareholders of each of EPL Communications Limited and E-Promotions Limited (3)

3.1      Articles of Incorporation of the Registrant (1)

3.2      By-Laws of the Registrant (1)

4.1+     The Registrant's 2003 Stock Option Plan (4)

4.2 Form of Subscription Agreement by and between certain investors and ZIM Corporation dated January 30, 2004 (5)

4.2.1 Amended Form of Warrant Agreement by and between certain investors and ZIM Corporation (6)

4.3 Form of Warrant Agreement by and between certain investors and ZIM Corporation (7)

10.1 Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.
         (8)

10.2 Form of Subscription Agreement by and among certain investors and ZIM Corporation dated July 30, 2004 (8)

10.2.1 Form of Warrant Agreement by and among certain investors and ZIM Corporation dated June 25, 2004 (8)

10.3+ Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(9)

10.4 ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000 (10)

10.7 ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002 (10)

10.8 Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004. (11)

10.9 Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (11)

14.1     Code of Ethics of ZIM Corporation (*)

21.1     List of subsidiaries of the Registrant (5)

23.1     Consent of Raymond Chabot Grant Thornton LLP (*)

31.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2 Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on November 1, 2002 (333-100920).

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2003.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 18, 2004.

(4) Incorporated by reference to the Definitive Form 14A filed with the Commission on October 27, 2003.

(5) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 22, 2004 (333-114736).

(6) Incorporated by reference to the Registrant's Amendment No.1 to the Registration Statement on Form SB-2 filed with the Commission on June 30, 2004. (333-114736)

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2004

(9) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 24, 2003 (333-106412).

(10) Incorporated by reference to the Registrant's Amendment No.4 to the Registration Statement on Form S-4 filed with the Commission on April 14, 2004 (333-100920)

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

(*)      Filed herewith.

+        Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On February 14, 2005, the Company filed a Current Report on Form 8-K reporting under Items 2 and 9 the preliminary financial results for the three and nine months ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the most recent two periods, we incurred audit, audit related, tax and other fees with our independent registered public accounting firm, Raymond Chabot Grant Thornton Limited Liability Partnership, as follows:

                                  YEAR ENDED      TEN MONTHS ENDED
                              MARCH 31, 2005        MARCH 31, 2004
                                           $                     $
Audit fees                           100,513               138,232
Audit related fees                    40,983                22,416
Tax fees                              34,501                33,624
Other fees                             1,758                11,208
                            ----------------- ---------------------
Total fees                           177,755               205,480
                            ================= =====================

78% services described above were approved by the Audit Committee, as per the Audit Committee's Policy of Pre-Approval of Audit and Permissible Non-Audit Services. The balance of the services relate to audit related work for regulatory filings, in which the Audit Committee participated.


AUDIT COMMITTEE'S POLICY OF PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm subject to limited discretionary authority granted to our Chief Financial Officer. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZIM Corporation
(Registrant)

By /s/ Michael Cowpland
------------------------------------
Michael Cowpland (President and CEO)


Date    June 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------- ---------------------------------- ----------------
NAME                       TITLE                              DATE
-------------------------- ---------------------------------- ----------------

/s/ Michael Cowpland
Michael Cowpland           President, Chief Executive Officer
                           and Director                        June 21, 2005
-------------------------- ---------------------------------- ----------------


/s/ Jennifer North
Jennifer North             Chief Financial and Principal
                           Accounting Officer                  June 21, 2005
-------------------------- ---------------------------------- ----------------


/s/ Steven Houck
Steven Houck               Director                           June 21, 2005
-------------------------- ---------------------------------- ----------------


/s/ Charles Saikaley
Charles Saikaley           Director                           June 21, 2005
-------------------------- ---------------------------------- ----------------


/s/ James Stechyson
James Stechyson            Chairman and Director              June 21, 2005
-------------------------- ---------------------------------- ----------------


/s/Donald Gibbs
Donald Gibbs               Director                           June 21, 2005
-------------------------- ---------------------------------- ----------------

EXHIBIT INDEX

EXHIBIT           EXHIBIT
NUMBER


2.1      Reincorporation Merger Agreement (1)

2.2 Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(2)

2.3 Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)

2.4 Share Purchase Agreement dated February 10, 2004 among ZIM Corporation and the Shareholders of each of EPL Communications Limited and E-Promotions Limited (3)

3.1      Articles of Incorporation of the Registrant (1)

3.2      By-Laws of the Registrant (1)

4.1+     The Registrant's 2003 Stock Option Plan (4)

4.2 Form of Subscription Agreement by and between certain investors and ZIM Corporation dated January 30, 2004 (5)

4.2.1 Amended Form of Warrant Agreement by and between certain investors and ZIM Corporation (6)

4.3 Form of Warrant Agreement by and between certain investors and ZIM Corporation (7)

10.1 Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.
         (8)

10.2 Form of Subscription Agreement by and among certain investors and ZIM Corporation dated July 30, 2004 (8)

10.2.1 Form of Warrant Agreement by and among certain investors and ZIM Corporation dated June 30, 2004 (8)

10.3+ Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(9)

10.4 ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000 (10)

10.7 ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002 (10)

10.8 Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004. (11)

10.9 Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (11)

14.1     Code of Ethics of ZIM Corporation (*)

21.1     List of subsidiaries of the Registrant (5)

23.1     Consent of Raymond Chabot Grant Thornton LLP (*)

31.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1 Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2 Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on November 1, 2002 (333-100920).

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2003.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 18, 2004.

(4) Incorporated by reference to the Definitive Form 14A filed with the Commission on October 27, 2003.

(5) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 22, 2004 (333-114736).

(6) Incorporated by reference to the Registrant's Amendment No.1 to the Registration Statement on Form SB-2 filed with the Commission on June 30, 2004. (333-114736)

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2004

(9) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 24, 2003 (333-106412).

(10) Incorporated by reference to the Registrant's Amendment No.4 to the Registration Statement on Form S-4 filed with the Commission on April 14, 2004 (333-100920)

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

(*)      Filed herewith.


+        Management contract or compensatory plan or arrangement.