Form 10QSB
period 2005-06-30
ZIM CORP
filed 2005-08-11
CIK 1124160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

            FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005
                                       OR
    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


                    FOR THE TRANSITION PERIOD FROM ______ TO _____

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

                                 (613) 727-1397
                (Issuer's Telephone Number, including Area Code)
                                       N/A

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

        Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


       CLASS                                  OUTSTANDING AT AUGUST 9, 2005
   Common shares                                        59,561,569


        Transitional Small Business Format (check one): Yes [ ]    No [X]

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2005 and June 30, 2004..........................3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended June 30, 2005 and June 30, 2004..........................4

Condensed Consolidated Balance Sheets as at June 30, 2005 (Unaudited)
and March 31, 2005..........................................................5

Notes to Condensed Consolidated Financial Statements (Unaudited)............6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........13

Item 3.  Controls and Procedures...........................................21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......22

Item 3.  Defaults upon Senior Securities...................................22

Item 4.  Submission of Matters to a Vote of Security Holders...............22

Item 5.  Other Information.................................................22

Item 6.  Exhibits..........................................................23

Signatures.................................................................24

Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)


                                                   Three months ended            Three months ended
                                                        June 30, 2005                 June 30, 2004
                                             -------------------------     -------------------------
                                                          (Unaudited)                   (Unaudited)
                                                                    $                             $

REVENUE
       SMS applications                                     2,234,205                     1,160,070
       Software                                               339,104                       318,646
                                             -------------------------     -------------------------
Total revenue                                               2,573,309                     1,478,716
                                             -------------------------     -------------------------

OPERATING EXPENSES
Cost of revenue                                             1,899,750                     1,281,615
Selling, general and administrative                           751,238                     1,038,495
Research and development                                      119,408                       173,480
Amortization of intangible assets                               2,589                        67,396
                                             -------------------------     -------------------------
Total operating expenses                                    2,772,985                     2,560,986
                                             -------------------------     -------------------------

Loss from operations                                        (199,676)                   (1,082,270)
                                             -------------------------     -------------------------
Other income (expense):
Loss on disposition of property and equipment                 (9,883)                             -
Interest income (expense), net                                  (767)                       (1,617)
                                             -------------------------     -------------------------
Total other expense                                          (10,650)                       (1,617)
                                             -------------------------     -------------------------
Loss before income taxes                                    (210,326)                   (1,083,887)
Income tax benefit                                             13,445                        91,684
                                             -------------------------     -------------------------

Net loss                                                    (196,881)                     (992,203)
                                             =========================     =========================

Basic and fully diluted loss per share                        (0.003)                       (0.018)
                                             =========================     =========================

Weighted average number of shares outstanding              59,556,257                    55,311,138
                                             =========================     =========================




The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)


                                                               Three months ended            Three months ended
                                                                    June 30, 2005                 June 30, 2004
                                                          -------------------------    --------------------------
                                                                      (Unaudited)                   (Unaudited)
                                                                               $                             $
OPERATING ACTIVITIES
Net loss                                                                (196,881)                     (992,203)
Items not involving cash:
      Depreciation of property and equipment                               20,144                        78,757
      Amortization of intangible assets                                     2,589                       132,576
      Loss on disposition of property and equipment                         9,883                             -
      Stock-based compensation                                            240,600                       257,679
Changes in operating working capital                                    (584,907)                     (325,563)
                                                         -------------------------    --------------------------
Cash flows used in operating activities                                 (508,572)                     (848,754)
                                                         -------------------------    --------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (6,522)                      (36,015)
                                                         -------------------------    --------------------------
Cash flows used in investing activities                                   (6,522)                      (36,015)
                                                         -------------------------    --------------------------

FINANCING ACTIVITIES
Proceeds from the exercise of options                                       7,429                        46,600
Proceeds from shares issued through a private placement                         -                       381,536
                                                         -------------------------    --------------------------
Cash flows provided by financing activities                                 7,429                       428,136
                                                         -------------------------    --------------------------

Effect of changes in exchange rates on cash                               (7,493)                      (22,188)
                                                         -------------------------    --------------------------

DECREASE IN CASH                                                        (515,158)                     (478,821)
Cash, beginning of period                                                 737,888                       870,520
                                                         -------------------------    --------------------------
Cash, end of period                                                       222,730                       391,699
                                                         =========================    ==========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

                                                                                                   June 30           March 31,
                                                                                                      2005                2005
                                                                                              ------------- ------------------
                                                                                               (Unaudited)           (Audited)
                                                                                                         $                   $
ASSETS
Current assets
      Cash                                                                                          222,730             737,888
      Accounts receivable, net                                                                    2,889,302           2,174,148
      Investment tax credits receivable                                                             538,206             512,337
      Prepaid expenses                                                                               78,389              98,541
                                                                                              -------------- -------------------
                                                                                                  3,728,627           3,522,914

Property and equipment, net                                                                         186,216             211,843
Intangible assets, net                                                                                  387               3,056
Goodwill                                                                                          2,042,254           2,068,881
                                                                                              --------------- -------------------
                                                                                                  5,957,484           5,806,694
                                                                                              =============== ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                            1,237,303           1,163,586
      Accrued liabilities                                                                           825,280             875,006
      Deferred revenue                                                                              480,514             363,612
                                                                                              --------------- -------------------
                                                                                                  2,543,097           2,402,204
                                                                                              --------------- -------------------

Shareholders' equity:
Preferred shares, no par value, non-cumulative                                                           -                   -
      dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share.  Unlimited authorized shares; issued and outstanding
      NIL shares at June 30, 2005 and March 31, 2005.
Special shares, no par value, non-voting,
      participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of
      (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and
      outstanding NIL shares at June 30, 2005 and March 31, 2005.                                        -                   -
Common shares, no par value,
      unlimited authorized shares issued and outstanding 59,561,569 shares as
      at June 30, 2005 and 59,517,869 shares as at March 31, 2005.                                17,658,435          17,651,006
Additional paid-in capital                                                                         2,115,981           1,875,381
Accumulated deficit                                                                             (16,410,562)        (16,213,680)
Accumulated other comprehensive income                                                                50,533              91,783
                                                                                              --------------- -------------------
                                                                                                   3,414,387           3,404,490
                                                                                              --------------- -------------------
                                                                                                   5,957,484           5,806,694
                                                                                              =============== ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation ("ZIM" or the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM is a leading provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the global SMS ("Short Message Service") channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). ZIM is also the sole shareholder of ZIM Technologies do. Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

LIQUIDITY

The Company has incurred a net loss of $196,881 during the three months ended June 30, 2005. In addition, the Company generated negative cash flows from operations of $508,572 for the three months ended June 30, 2005 and has generated negative cash flows from operations during the last five years.

All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address these issues by continuing to raise capital through the placement of equity, obtaining advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and/or results of operations and may necessitate a reduction in operating activities. The consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

3 - SIGNIFICANT ACCOUNTING POLICIES

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


                                                                            Three months ended             Three months ended
                                                                                 June 30, 2005                  June 30, 2004
                                                                   ----------------------------    ---------------------------
                                                                                   (Unaudited)                    (Unaudited)
                                                                                             $                              $

Net loss, as reported                                                                (196,881)                      (992,203)

Stock-based compensation income (expense) included in net loss                               -                              -
Stock-based employee compensation expense determined under fair
value based method for all awards                                                     (20,579)                    (1,048,147)

                                                                   ----------------------------    ---------------------------
Net loss, pro forma                                                                  (217,460)                    (2,040,350)
                                                                   ============================    ===========================

Basic and diluted net loss per share:


As reported, basic and diluted                                                         (0.003)                        (0.018)
                                                                   ============================    ===========================


Pro forma, basic and diluted                                                           (0.004)                        (0.037)
                                                                   ============================    ===========================

                                       8

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           Three months ended              Three months ended
                                                June 30, 2005                  June  30, 2004
                                  ----------------------------    ----------------------------

Risk-free interest rates                                3.00%                           3.00%
Expected volatility                                       80%                             80%
Dividend yield                                              0                               0
Expected life of options (years)                          2.0                             1.5


Warrants issued to investors in private placements have been valued using the fair value of the equity instrument issued, as this was more readily determinable. As these warrants were issued as a cost associated with raising capital through the private placements, no entry was recorded to additional paid-in capital.

Total options granted during the three months ended June 30, 2005 and 2004 were 3,825,000 and 5,657,500, respectively. Options granted to employees during the three months ended June 30, 2005 and 2004 were 225,000 and 4,647,500, respectively. All options granted are for three years and are fully vested.

Options granted to consultants during the three months ended June 30, 2005 and 2004 were 3,600,000 and 1,010,000, respectively. The fair value of stock options issued to non-employees at date of grant was estimated using the Black-Scholes pricing model with the same assumptions as employee grants. Compensation expense of $240,600 was recognized in the three months ended June 30, 2005 based on the fair value of these options. Compensation expense of $257,679 was recognized in the three months ended June 30, 2004 based on the fair value of these options.

4 - LOSS PER SHARE

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:


                       June 30, 2005            June 30, 2004
                  ------------------- ------------------------

Stock options                      -                3,823,502

Warrants                           -                2,021,110

Total options outstanding at June 30, 2005 and 2004 were 25,561,871 and 22,737,571, respectively. Total warrants outstanding at June 30, 2005 and 2004 were 9,215,692 and 3,171,116, respectively.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

5 - SHAREHOLDERS' EQUITY

The Company issued 43,700 common shares during the three months ended June 30, 2005 and 120,000 for the three months ended June 30, 2004 pursuant to the exercise of stock options by employees. Proceeds from the exercise of these options were $7,429.

On June 25, 2004, the Company completed the first part of a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011. Each unit consists of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 25, 2005. Of these 1,010,555 units, 775,789 were purchased by related parties.

ADDITIONAL PAID IN CAPITAL

During the three month periods ended June 30, 2005 and 2004, the Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $240,600 and $257,679, respectively.

6 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

                                                     Three months ended               Three months ended
                                                          June 30, 2005                    June 30, 2004
                                          ------------------------------ --- ----------------------------
                                                            (Unaudited)                      (Unaudited)
                                                                      $                                $
Net loss, as reported                                         (196,881)                        (992,203)
Foreign currency translation adjustment                          41,250                         (86,430)
                                          ------------------------------     ----------------------------
Comprehensive loss                                            (155,631)                      (1,078,633)
                                          ==============================     ============================


ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


7 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the year ended March 31, 2005.

The following table sets forth external revenues attributable to and used by the two identified product lines:

                             Three months ended              Three months ended
                                  June 30, 2005                   June 30, 2004
                      -------------------------- --- ---------------------------
                                    (Unaudited)                     (Unaudited)
                                              $                               $
Revenue
   SMS                                2,234,205                       1,160,070
   Software                             339,104                         318,646
                      --------------------------     ---------------------------
Total revenue                         2,573,309                       1,478,716
                      ==========================     ===========================

The following table sets forth segment assets used by each product line:

                                    June 30, 2005                March 31, 2005
                         ------------------------     -------------------------
                                      (Unaudited)                     (Audited)
                                               $                              $
Segment assets
   SMS                                  5,530,882                     5,074,629
   Software                               426,602                       732,065
                         ------------------------ --- -------------------------
                                        5,957,484                     5,806,694
                         ======================== === =========================


The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

                       Three months ended             Three months ended
                            June 30, 2005                  June 30, 2004
                      -------------------- -----------------------------
                               (Unaudited)                   (Unaudited)
                                        $                             $
Revenues
   United States                  921,994                        54,751
   United Kingdom                 619,706                     1,120,430
   Europe                         495,819                        27,723
   Brazil                         282,714                       199,410
   Canada                         248,166                        71,239
   Other                            4,910                         5,163
                      -------------------- -----------------------------
Total revenue                   2,573,309                     1,478,716
                      ==================== =============================

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


8 - COMMITMENTS AND CONTINGENCIES

The Company has the following lease commitments relating to facilities:

                                                     $

                     2006                         91,187
                     2007                        125,057
                     2008                         41,686
                                                 -------
                                                 257,930
                                                 =======


OTHER

The Company is committed to pay an arm's length third party $75,000, in consideration for consulting services, upon the listing of ZIM Corporation's common shares on a national securities exchange selected by ZIM Corporation's board of directors.

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

9 - SUBSEQUENT EVENT

On August 11, 2005, the Corporation entered into a loan agreement with its Chief Executive Officer to make credit facilities available to the Company. The credit facility will be an unsecured revolving facility in the amount of approximately $412,700. All advances shall bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.


EXECUTIVE SUMMARY

ZIM is an international aggregator of text messages. We provide services to mobile content providers who wish to send their mobile content internationally. It is our goal to maximize the SMS or text messaging channel as a monetization gateway between internet portals or applications and the estimated two billion mobile phones.

In addition to the sales of our SMS applications, we continue to sell the Zim IDE Software.


OVERVIEW

Beginning in 2004, we expanded our business strategy to include SMS aggregation services. With the purchase of EPL, we were able to expand into the global SMS market for premium, bulk, location-based and interactive two-way SMS delivery and to become an SMS aggregator. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers. Our goal is to continue to expand our network, allowing our customers to send their messages and campaigns internationally, with confidence that the messages are being successfully delivered.

We also design and develop a line of mobile data software products, known as SMS Office. Our main product is known as "ZIM Chat." ZIM Chat is being resold by telecommunication carriers to their subscribers under the mobile operator's own brand. Rogers AT&T Wireless, a Canadian telecommunications company, adopted and launched ZIM Chat, allowing real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging. We have seen some market acceptance of this product and we will continue to market and support this product. However, our principal focus is the SMS aggregation services.

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

Our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2005 and 2004. The information for the three months ended June 30, 2005, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2005, and includes all adjustments necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.



REVENUES

                                  THREE MONTHS ENDED            AS A %        THREE MONTHS ENDED          AS A %
                                       JUNE 30, 2005                               JUNE 30, 2004
                             ------------------------ ----------------- ------------------------- ---------------
                                         (Unaudited)                                 (Unaudited)
                                                   $                                           $
Bulk SMS                                     534,184               21%                    73,587              5%
Premium SMS                                1,634,337               64%                   981,363             66%
Other SMS services                            28,944                1%                    89,376              6%
SMS products                                  36,740                1%                    15,744              1%
                             ------------------------ ----------------- ------------------------- ---------------
                                           2,234,205               87%                 1,160,070             78%
                             ------------------------ ----------------- ------------------------- ---------------

Software                                      86,090                3%                    98,962              7%
Maintenance and consulting                   253,014               10%                   219,684             15%
                             ------------------------ ----------------- ------------------------- ---------------
                                             339,104               13%                   318,646             22%
                             ------------------------ ----------------- ------------------------- ---------------

                                           2,573,309              100%                 1,478,716            100%
                             ======================== ================= ========================= ===============


Total revenues for the three months ended June 30, 2005 were $2,573,309 as compared to $1,478,716 for the three months ended June 30, 2004. The increase in revenues is primarily attributable to our SMS offerings.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Our bulk SMS messaging revenue increased from $73,587 for the three months ended June 30, 2004 to $534,184 for the three months ended June 30, 2005. Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. New significant customers pre-pay for a set number of messages. We recognize revenue on these messages once the messages are sent to the end user.

The increase in revenue from bulk messaging is a result of our ability to find stable, cost-effective messaging routes for our customers. By securing strong strategic partnerships, it is possible to see continued growth in this offering.

PREMIUM SMS

Our premium SMS messaging revenue increased from $981,363 for the three months ended June 30, 2004 to $1,634,337 for the three months ended June 30, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. The tariff is then shared between the mobile operator, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

During the first quarter of fiscal 2005, we were integrating SMS messaging operations acquired from EPL in the UK. As a result, we did not focus on growing the customer base. By mid year fiscal 2005, we had successfully integrated the organizations and we began to grow the customer base from Canada. As a result, our revenues have increased substantially from the similar period in the prior fiscal year.

OTHER SMS SERVICES

Our other SMS services revenue decreased from $89,376 for the three months ended June 30, 2004 to $28,944 for the three months ended June 30, 2005. Included in other SMS services are 2-way SMS services to replace pagers, miscellaneous marketing campaigns, LBS and Virtual Mobile revenues.

As anticipated, management does not see future growth in these services. These services have not been accepted by the public at large as having value. We will continue to operate these services without adding any further improvements.

SMS PRODUCTS

Revenues from our key products increased from $15,744 in the three months ended June 30, 2004 to $36,740 for the three months ended June 30, 2005. This increase in revenue is primarily from ZIM Chat. Although the revenues have increased, management would like to further develop strategic relationships with mobile operators to expand the use of ZIM Chat.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Sales from the Zim IDE software decreased from $98,962 for the three months ended June 30, 2004 to $86,090 for the three months ended June 30, 2005. Management expects to see a continued downward trend in software sales.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. The maintenance revenues for the three months ended June 30, 2004 of $219,684 increased to $253,014 for the three months ended June 30, 2005. Management expects this level of revenue to continue in the short term while our customers continue to use the Zim IDE product. However, as customers migrate to other software products, our maintenance revenue will also start to decrease.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

                                                  THREE MONTHS ENDED        AS A %        THREE MONTHS ENDED          AS A %
                                                       JUNE 30, 2005                           JUNE 30, 2004
                                                 -------------------- --------------- ----------------------- ----------------
                                                         (Unaudited)      (Unaudited)             (Unaudited)      (Unaudited)
                                                                  $                                        $
Cost of revenue                                            1,899,750             69%               1,281,615              50%
Selling, general and administrative                          751,238             27%               1,038,495              41%
Research and development                                     119,408              4%                 173,480               7%
Amortization of intangible assets                              2,589              0%                  67,396               3%
                                                 -------------------- --------------- ----------------------- ----------------
                                                           2,772,985            100%               2,560,986             100%
                                                 ==================== =============== ======================= ================



COST OF REVENUE

Included in the cost of revenue are costs related to SMS revenues and costs related to the sale of Zim IDE.

                                                                    THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                         JUNE 30, 2005                    JUNE 30, 2004
                                                            --------------------------- --------------------------------
                                                                           (Unaudited)                      (Unaudited)
                                                                                     $                                $
SMS APPLICATIONS
Revenue                                                                      2,234,205                        1,160,070
Cost of revenue                                                              1,838,577                        1,218,945
                                                            --------------------------- --------------------------------
Gross margin                                                                   395,628                         (58,875)
                                                            =========================== ================================

Gross margin percent                                                               18%                              -5%

SOFTWARE, MAINTENANCE AND CONSULTING
Revenue                                                                        339,104                          318,646
Cost of revenue                                                                 61,173                           62,670
                                                            --------------------------- --------------------------------
Gross margin                                                                   277,931                          255,976
                                                            =========================== ================================

Gross margin percent                                                               82%                              80%


Gross margins for SMS applications increased from a negative margin of 5% for the first three months of fiscal 2005 to 18% for the first three months of fiscal 2006. The negative margin in the prior year was due to the integration of operations and inefficiencies in our operations. For the 2005 fiscal year, margins were 8%, reflecting the negative margin of the first quarter and positive margins in line with our current operations for the balance of the year.

Gross margins for software, maintenance and consulting sales increased from 80% for the three months ended June 30, 2004 to 82% for the three months ended June 30, 2005. Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software. The increase in the margin on software sales is a result of the increase in revenue, without a corresponding increase in direct expenses such as salaries. Management will continue to support software sales with our existing staff. As a result, we expect margins to decrease as the revenues decrease and operating costs remain constant.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were $751,238 and $1,038,495, respectively. The difference of $287,257 is largely attributable to the decrease in salaries. Commencing in the second quarter of fiscal 2005, management committed to cost reductions and reductions in human resources. As a result, operating expenses have decreased substantially.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended June 30, 2005 and 2004 were $119,409 and $173,480 respectively. As with selling, general and administrative expenses, the decrease in expenses is primarily related to a decrease in salaries. During fiscal 2005, we reduced development of our SMS Office product and we transferred some technical staff out of research and development to work on SMS customer support.

AMORTIZATION OF INTANGIBLE ASSETS

In February 2004 we acquired intangible assets in our acquisition of EPL. Impairment charges relating to the intangible assets were recorded in fiscal 2005. As a result, the amortization of intangible assets decreased from $132,576 (of which $67,396 is recorded as an operating expense and $65,180 is recorded as a cost of revenue) for the three months ended June 30, 2004 to $2,589 for the three months ended June 30, 2005. The remaining amortization relates to the customer list acquired in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, ZIM had cash of $222,730 and working capital of $1,185,530, as compared to cash of $737,888 and working capital of $1,120,710 at March 31, 2005. This stability in our working capital is a result of the increase in revenues generated from our SMS services and cost management efforts.


Cash flows for the fiscal periods were as follows:

                                                      Three months ended             Three months ended
                                                           June 30, 2005                  June 30, 2004
                                             ----------------------------    ---------------------------
                                                             (Unaudited)                    (Unaudited)
                                                                       $                              $
Cash flows used in operating activities                        (508,572)                      (848,754)
Cash flows used in investing activities                          (6,522)                       (36,015)
Cash flows provided by financing activities                        7,429                        428,136
                                             ----------------------------    ---------------------------
                                                               (507,665)                      (456,633)
                                             ============================    ===========================


ZIM used $508,572 in operating activities for the quarter ended June 30, 2005 as compared to $848,754 for the quarter ended June 30, 2004. This reduction in cash used is a result of the reduced net loss.

ZIM used $6,522 of cash in its investing activities during the three months ended June 30, 2005, as compared to $36,015 for the three months ended June 30, 2004. The funds were used to buy miscellaneous office equipment.

ZIM increased its cash by $7,429 from the exercise of options in the three months ended June 30, 2005.

On June 25, 2004, ZIM completed a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011 and net proceeds of $381,535. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to September 30, 2005 at an exercise price of $0.38.

ZIM will need an estimated $2,000,000 in financing in order to fund its operating losses and other working capital requirements for the next 12 months. In the first quarter of fiscal 2006, ZIM obtained a working capital line of credit for $250,000 from its principal banker. In August 2005, the Company secured a further $412,700 operating line of credit from its Chief Executive Officer on the same terms as the working capital line of credit from its principal banker. We do not have any other credit facility under which ZIM may borrow funds for the estimated additional financing of approximately $1,337,000. ZIM has not received any commitments from any third parties to provide additional financing.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations (which depends on ZIM's ability to attract new customers, the market acceptance of its services or software, the level of its promotional activities and advertising required to support its activities) and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2005 indicated that there was substantial doubt regarding our ability to continue as a going concern.

Management plans to address these issues by continuing to raise capital through the placement of equity, obtaining advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

If ZIM is unable to obtain the necessary funds, we may have to curtail or suspend certain of our business operations which could have a material adverse effect on our business relationships, financial results, financial condition and prospects.

MATERIAL COMMITMENTS

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of June 30, 2005.

Operating lease obligations:

                                                     $

                     2006                         91,187
                     2007                        125,057
                     2008                         41,686
                                                  ------
                                                 257,930
                                                 =======

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

SEASONALITY

The Company experiences no seasonality in its business.

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

(III) SFAS 154

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods' financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do.

As required by the SEC rules, our management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, as noted above.

The Company is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated pursuant to that Act.

 (b) Changes in internal controls over financial reporting.

As disclosed in the Company's Form 10-KSB for the year ended March 31, 2005, the Company's independent registered public accounting firm advised the Audit Committee and management in 2004 of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These consisted of inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

In response to the observations made by the independent registered public accounting firm, the Company continues to expand the scope of its monthly review of the financial statements and has identified and begun implementing certain enhancements to its internal controls over financial reporting. During the first quarter of 2006, the Company has realigned roles within the finance department to allow for additional controls over financial reporting. We have increased the responsibilities of the team so there is a greater understanding of the affect of each role within the department. By increasing responsibility, staff is now doing regular analytical reviews and checks for accuracy. The Company intends to continue to implement enhancements during the remainder of fiscal 2006 and beyond. Management believes that these enhancements will assist in addressing the matters discussed above. However, the size of the Company continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5 - OTHER INFORMATION
Not applicable.

ITEM 6 - EXHIBITS

Exhibits

Exhibit
Number         Description

3.1            Articles of Incorporation of the Registrant (1)
3.2            By-Laws of the Registrant (1)
10.1 Agreement and Release, dated May 31, 2005, between ZIM Corporation and each of Maria Vendone, Stephen Wright, Christian Goldsborough, Finelook Limited, and Maria Vendone and Stephen Wright as trustees of Enrico Wright (2)
31.1           Certification by the President and Chief Executive Officer, Dr.
               Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on
               November 1, 2002 (File No. 333-100920)
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2005
               (File No. 000-31691)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation
Registrant





DATE               SIGNATURE

August 11, 2005    /s/ Dr. Michael Cowpland
                   ------------------------
                   Michael Cowpland, President and Chief Executive Officer

August 11, 2005    /s/ Jennifer North
                   ------------------------
                   Jennifer North, Chief Financial and
                   Principal Accounting Officer

                                  EXHIBIT INDEX


   Exhibit
   Number      Description

3.1            Articles of Incorporation of the Registrant (1)
3.2            By-Laws of the Registrant (1)
10.1 Agreement and Release, dated May 31, 2005, between ZIM Corporation and each of Maria Vendone, Stephen Wright, Christian Goldsborough, Finelook Limited, and Maria Vendone and Stephen Wright as trustees of Enrico Wright (2)
31.1           Certification by the President and Chief Executive Officer,
               Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on
               November 1, 2002 (File No. 333-100920)
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2005 (File No. 000-31691)