Form 10QSB
period 2005-09-30
ZIM CORP
filed 2005-11-14
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
or

☐	Transition report under Section 13 or 15(D) of the Exchange Act

For the transition period from_______________to______________

Commission File Number 0-30432

ZIM CORPORATION

(Exact name of small business issuer as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Isabella Street, Suite 150

Ottawa, Ontario

Canada K1S 1V7

(613) 727-1397

(Issuer’s Telephone Number, including Area Code)

20 Colonnade Road, Suite 200

Ottawa, Ontario

Canada, K2E 7V6

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at November 9, 2005
Common shares	59,561,569

        Transitional Small Business Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months Ended September 30, 2005 and September 30, 2004	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended September 30, 2005 and September 30, 2004	4

Condensed Consolidated Balance Sheets as at September 30, 2005 (Unaudited)
and March 31, 2005	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	30

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenue
SMS applications	1,863,744	2,913,871	4,097,949	4,073,941
Software	309,120	313,129	648,224	631,775

Total revenue	2,172,864	3,227,000	4,746,173	4,705,716

Operating expenses
Cost of revenue	1,888,092	2,612,763	3,787,842	3,894,378
Selling, general and administrative	540,999	821,486	1,292,237	1,859,983
Research and development	112,860	191,121	232,268	364,601
Amortization of intangible assets	395	105,387	2,984	172,783
Total operating expenses	2,542,346	3,730,757	5,315,331	6,291,745

Loss from operations	(369,482)	(503,757)	(569,158)	(1,586,029)
Other income (expense):
Loss on disposition of property and equipment	-	(29,543)	(9,883)	(29,543)
Interest income (expense), net	(2,524)	2,238	(3,291)	621
Total other expense	(2,524)	(27,305)	(13,174)	(28,922)
Loss before income taxes	(372,006)	(531,062)	(582,332)	(1,614,951)
Income tax benefit	3,286	(3,952)	16,731	87,732

Net loss	(368,720)	(535,014)	(565,601)	(1,527,219)

Basic and fully diluted loss per share	(0.006)	(0.009)	(0.009)	(0.027)

Weighted average number of shares outstanding	59,561,569	57,745,747	59,558,942	56,533,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss	(565,601)	(1,527,219)
Items not involving cash:
Depreciation of property and equipment	42,113	161,660
Amortization of intangible assets	2,984	269,966
Loss on disposition of property and equipment	9,883	29,543
Stock-based compensation	240,600	281,824
Changes in operating working capital	35,048	(834,945)
Cash flows used in operating activities	(234,973)	(1,619,171)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	901
Purchase of property and equipment	(24,326)	(36,015)
Cash flows used in investing activities	(24,326)	(35,114)

FINANCING ACTIVITIES
Proceeds from the exercise of options	7,429	66,600
Proceeds from shares issued through a private placement	-	1,143,136
Cash flows provided by financing activities	7,429	1,209,736

Effect of changes in exchange rates on cash	25,293	(5,544)

Decrease in cash	(226,577)	(450,093)
Cash, beginning of period	737,888	870,520
Cash, end of period	511,311	420,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS	$	$
Current assets
Cash	511,311	737,888
Accounts receivable, net	1,974,529	2,174,148
Investment tax credits receivable	593,771	512,337
Prepaid expenses	53,610	98,541
	3,133,221	3,522,914
Property and equipment, net	192,053	211,843
Intangible assets, net	-	3,056
Goodwill	2,155,470	2,068,881
	5,480,744	5,806,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	1,067,718	1,163,586
Accrued liabilities	783,727	875,006
Deferred revenue	408,515	363,612
	2,259,960	2,402,204
Shareholders' equity:
Preferred shares, no par value, non-cumulative	-	-
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at September 30, 2005 and March 31, 2005.
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at September 30, 2005 and March 31, 2005.	-	-
Common shares, no par value,
unlimited authorized shares issued and outstanding 59,561,569 shares as at September 30, 2005 and 59,517,869 shares as at March 31, 2005.	17,658,435	17,651,006
Additional paid-in capital	2,115,981	1,875,381
Accumulated deficit	(16,779,281)	(16,213,680)
Accumulated other comprehensive income	225,649	91,783
	3,220,784	3,404,490
	5,480,744	5,806,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company's reporting currency is the US dollar and the functional currency is the Canadian dollar.

Assets and liabilities of the Company's subsidiaries, recorded in functional currencies other than Canadian dollars, are translated into Canadian dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in accumulated other comprehensive income in shareholders' equity.

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

The translation of the Company's financial statements from the functional currency to its reporting currency is performed as follows: All assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in accumulated other comprehensive income in shareholders' equity.

2 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM is a leading provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the global SMS (“Short Message Service”) channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. (“ZIM Technologies”), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as “EPL”). ZIM is also the sole shareholder of ZIM Technologies do. Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation.

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

We began marketing our main SMS product, referred to as "SMS Office" in the summer of 2003. Although we were successful in establishing several relationships with mobile operators, the product did not receive significant market acceptance from end users. We continue to support these products but our main focus has shifted to our SMS aggregation service offering and to our chat applications.

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

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

LIQUIDITY AND GOING CONCERN

The Company has incurred a net loss of $368,720 and $565,601 during the three and six months ended September 30, 2005. In addition, the Company generated negative cash flows from operations of $234,973 for the six months ended September 30, 2005 and has generated negative cash flows from operations during the last five years.

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

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

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

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net loss, as reported	(368,720)	(535,014)	(565,601)	(1,527,219)

Stock-based compensation income (expense) included in net loss	-	-	-	-
Stock-based employee compensation expense determined under fair value based method for all awards	(4,343)	(90,975)	(24,922)	(1,139,121)

Net loss, pro forma	(373,063)	(625,989)	(590,523)	(2,666,340)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.006)	(0.009)	(0.009)	(0.027)

Pro forma, basic and diluted	(0.006)	(0.011)	(0.010)	(0.047)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three and six months ended September 30, 2005	Three and six months ended September 30, 2004

Risk-free interest rates	3.00%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	1.5

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The increase in the expected life of the options reflects the downward trend in ZIM’s share price and a longer anticipated hold period of the options.

Warrants issued to investors in private placements have been valued using the fair value of the equity instrument issued, as this was more readily determinable. As these warrants were issued as a cost associated with raising capital through the private placements, no entry was recorded to additional paid-in capital.

Total options granted during the three and six months ended September 30, 2005 were 65,000 and 3,890,000, respectively, and for the three and six months ended September 30, 2004, were 1,045,000 and 6,652,500, respectively. Options granted to employees during the three and six months ended September 30, 2005 were 65,000 and 290,000, respectively, and for the three and six months ended September 30, 2004, were 845,000 and 5,492,500, respectively.

Options granted to consultants during the three months and six months ended September 30, 2005 were NIL and 3,600,000, respectively, and for the three and six months ended September 30, 2004 were 200,000 and 1,160,000, respectively. The fair value of stock options issued to non-employees at date of grant was estimated using the Black-Scholes pricing model with the same assumptions as employee grants. Compensation expense of NIL and $240,600 was recognized in the three and six months ended September 30, 2005 based on the fair value of these options. Compensation expense of $24,145 and $281,824 were recognized in the three and six months ended September 30, 2004, respectively, based on the fair value of these options.

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	September 30, 2005	September 30, 2004

Stock options	-	15,000
Warrants	-	-

Total options outstanding at September 30, 2005 and 2004 were 25,189,371 and 21,955,671, respectively. Total warrants outstanding at September 30, 2005 and 2004 were 7,194,582 and 7,179,538, respectively. On September 25, 2005, 2,021,110 warrants expired.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

5 - SHAREHOLDERS' EQUITY

The Company issued NIL and 43,700 common shares, respectively, during the three and six months ended September 30, 2005 and 120,000 and 220,000 common shares, respectively, for the three and six months ended September 30, 2004, pursuant to the exercise of stock options by employees. Proceeds in the current fiscal year from the exercise of these options were $7,429.

On June 25, 2004, the Company completed the first part of a non-brokered private placement of 1,010,555 units at $0.38 per unit, for total gross proceeds of $384,011. Each unit consists of one common share and two common share purchase warrants. The warrants expired on September 25, 2005. Of these 1,010,555 units, 775,789 were purchased by related parties.

ADDITIONAL PAID IN CAPITAL

The Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by NIL and $240,600, for the three and six months ended September 30, 2005 and by $24,145 and $281,824 for the three and six months ended September 30, 2004, respectively.

6 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net loss, as reported	(368,720)	(535,014)	(565,601)	(1,527,219)
Foreign currency translation adjustment	92,616	259,604	133,866	173,174
Comprehensive loss	(276,104)	(275,410)	(431,735)	(1,354,045)

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

7 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the year ended March 31, 2005.

The following table sets forth external revenues and expenses attributable to and used by the two identified product lines:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
SMS applications
Revenue	1,863,744	2,913,871	4,097,949	4,073,941
Cost of revenue	(1,844,749)	(2,553,872)	(3,683,326)	(3,772,817)
Gross margin	18,995	359,999	414,623	301,124

Allocation of operating expenses	487,081	884,945	1,150,042	1,944,125
Amortization of intangible assets	-	102,696	-	167,093
Loss on disposal of fixed assets	-	29,543	9,883	29,543
Allocation of interest expense (income)	2,180	(1,956)	2,842	(543)
Income tax expense (recoverable)	(24,936)	(10,514)	(57,093)	(106,206)
	464,325	1,004,714	1,105,674	2,034,012

Net loss from SMS segment	(445,330)	(644,715)	(691,051)	(1,732,888)

Software
Revenue	309,120	313,129	648,224	631,775
Cost of revenue	(43,343)	(58,891)	(104,516)	(121,561)
Gross margin	265,777	254,238	543,708	510,214

Allocation of operating expenses	166,778	127,660	374,463	280,459
Amortization of intangible assets	395	2,691	2,984	5,690
Allocation of interest expense (income)	344	(282)	449	(78)
Income tax expense (recoverable)	21,650	14,466	40,362	18,474
	189,167	144,535	418,258	304,545

Net income from software segment	76,610	109,701	125,450	205,669

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table sets forth segment assets used by each product line:

	September 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
	$	$
Segment assets
SMS applications	4,955,695	5,074,629
Software	525,049	732,065
	5,480,744	5,806,694

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenues
United States	680,254	1,553,811	1,602,248	1,608,562
United Kingdom	708,402	1,236,405	1,328,108	2,356,836
Europe	193,617	30,786	689,436	58,509
Brazil	240,387	221,814	523,101	421,223
Canada	349,193	182,231	597,359	253,470
Other	1,011	1,953	5,921	7,116
Total revenue	2,172,864	3,227,000	4,746,173	4,705,716

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

8 - COMMITMENTS AND CONTINGENCIES

The Company has the following operating lease commitments relating to facilities:

2006	21,820
2007	52,367
2008	52,367
2009	52,367
2010	52,367
Later years	30,547
261,835

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

9 - SUBSEQUENT EVENT

The Company relocated its offices to a smaller space on November 1, 2005.

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

We also design and develop a line of mobile data software products, known as SMS Office. Our main product is known as “ZIM Chat.” ZIM Chat is being resold by mobile operators to their subscribers under the mobile operator's own brand. Rogers AT&T Wireless, a Canadian telecommunications company, adopted and launched ZIM Chat, allowing real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging. We have seen some market acceptance of this product and we will continue to market and support this product. However, our principal focus is the SMS aggregation services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2005 and 2004. The information for the three and six months ended September 30, 2005, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2005, and includes all adjustments necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

	Three months ended September 30, 2005	As a %	Three months ended September 30, 2004	As a %	Period to Period Change
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	251,880	12%	264,985	8%	(13,105)
Premium SMS	1,559,058	71%	2,525,882	78%	(966,824)
Other SMS services	13,152	1%	54,366	2%	(41,214)
SMS products	39,654	2%	68,638	2%	(28,984)
	1,863,744	86%	2,913,871	90%	(1,050,127)

Software	54,786	3%	79,742	2%	(24,956)
Maintenance and consulting	254,334	11%	233,387	8%	20,947
	309,120	14%	313,129	10%	(4,009)

	2,172,864	100%	3,227,000	100%	(1,054,136)

Total revenues for the three months ended September 30, 2005 were $2,172,864 as compared to $3,227,000 for the three months ended September 30, 2004. The decrease of $1,054,136 in revenues is primarily attributable to our SMS offerings.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Our bulk SMS messaging revenue decreased from $264,985 for the three months ended September 30, 2004 to $251,880 for the three months ended September 30, 2005. The decrease of $13,105 represents approximately 5% of the bulk revenues. Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. We recognize revenue on these messages once the messages are sent to the end user.

Fluctuations in revenue from bulk messaging are a result of being required to try to offer the most cost-effective messaging route for customers. Changes in the pricing for bulk routes are driven by mobile operators and beyond the control of ZIM or the majority of aggregators. If the price for one route increases, ZIM must then find alternative cost-effective routes or risk losing customers. If ZIM is unable to offer a cost-effective route, our customers will not send their messages through our gateway and will use one of our competitors. We are continually searching for cost-effective, reliable routes. Although there has been a decrease in bulk revenues, we anticipate continual positive and negative fluctuations in the bulk revenue going forward.

ZIM intends to continue to open new bulk connections internationally. This international expansion will help reduce the risk of a price change in a single market.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $2,525,882 for the three months ended September 30, 2004 to $1,559,058 for the three months ended September 30, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. The tariff is then shared between the mobile operator, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

During the second quarter of our previous fiscal year, we gained a significant new customer that generated an increase in revenues from prior quarters. While this customer continues to use our services, the customer now splits its premium messaging traffic to various aggregators, thereby reducing its own risk of reliance on a single aggregator. As a result, we have experienced a decrease in revenues for premium messaging services on a year-to-year basis. However, our premium revenues have increased from the first quarter of this fiscal year.

Although revenues have decreased from the first quarter of 2005, our customer base has grown as have our direct connections. We believe both of these factors will assist us in continuing to grow our premium SMS revenue.

OTHER SMS SERVICES

Our other SMS services revenue, including LBS and virtual mobile services, decreased from $54,366 for the three months ended September 30, 2004 to $13,152 for the three months ended September 30, 2005. Included in other SMS services are miscellaneous marketing campaigns, location based services (“LBS”) and virtual mobile revenues.

As anticipated, management does not see future growth in these services. These services have not been accepted by the public at large as having value. The LBS service will be terminated in January 2006 while we continue to operate the other services without adding any further improvements.

SMS PRODUCTS

Revenues from our SMS products decreased from $68,638 for the three months ended September 30, 2004 to $39,654 for the three months ended September 30, 2005. The decrease in revenues is primarily related to losing a customer acquired in the acquisition of EPL in the UK. This customer continued to use our services until January 2005. Management does not anticipate significant changes in revenues from SMS products for the balance of the fiscal year.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Sales from the Zim IDE software decreased from $79,742 for the three months ended September 30, 2004 to $54,786 for the three months ended September 30, 2005. Management expects to see a continued downward trend in software sales.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. The maintenance revenues for the three months ended September 30, 2004 of $233,387 increased to $254,334 for the three months ended September 30, 2005. Management expects this level of revenue to continue in the short term while our customers continue to use the Zim IDE product. However, as customers migrate to other software products, our maintenance revenue will also start to decrease.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended September 30, 2005	Three months ended September 30, 2004	Period to Period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$
Cost of revenue	1,888,092	2,612,763	(724,671)
Selling, general and administrative	540,999	821,486	(280,487)
Research and development	112,860	191,121	(78,261)
Amortization of intangible assets	395	105,387	(104,992)
	2,542,346	3,730,757	(1,188,411)

COST OF REVENUE

Included in the cost of revenue are costs related to SMS revenues and costs related to the sale of Zim IDE.

	Three months ended September 30, 2005	Three months ended September 30, 2004
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	1,863,744	2,913,871
Cost of revenue	1,844,749	2,553,872
Gross margin	18,995	359,999

	1%	12%

Software, maintenance and consulting
Revenue	309,120	313,129
Cost of revenue	43,343	58,891
Gross margin	265,777	254,238

	86%	81%

Gross margins for SMS applications decreased from 12% to 1%. Within our SMS applications are primarily premium services, which generated a margin of approximately 10%, and bulk and LBS services which generated negative margins. The negative margins are a result of messaging costs being greater than messaging revenue.

During the quarter, our revenues and margins for our bulk business were affected by increased costs in the messaging route. In certain geographical areas, we were unable to offer a route that met our customers’ needs, resulting in reduced revenues. In other geographical areas, we continued to sell bulk messages at historical rates, while paying increased messaging costs. As mentioned above, we are continuing to focus on finding cost-effective routes for bulk messages. If we are unable to find the cost-effective route, we will not offer the service to our customers.

The fees paid for operating an LBS service are greater than the revenue generated from the service. Historically we were able to generate a positive margin on this business but as consumers turned away from the service, it is no longer viable. Losses from this service for the quarter were approximately $2,000. As we do not anticipate a change in the trend to greater losses, we are eliminating our LBS service.

The decrease in the margins for premium services for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 are due to substantially increased revenue share payments to the mobile content owners, our customers, and the implementation of a 24-7 support team.

Gross margins for software, maintenance and consulting sales increased from 81% for the three months ended September 30, 2004 to 86% for the three months ended September 30, 2005. Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software. The increase in the margin on software sales is a result of the increase in consulting revenue, without a corresponding increase in direct expenses such as salaries. Management will continue to support software sales with our existing staff.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $540,999 and $821,486, respectively. The difference of $280,487 is largely attributable to the decrease in salaries. Commencing in the second quarter of fiscal 2005, management committed to cost reductions and reductions in human resources. As a result, operating expenses have decreased substantially. Management expects selling, general and administrative expenses to be consistent with the current levels for the balance of the year.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended September 30, 2005 and 2004 were $112,860 and $191,121 respectively. As with selling, general and administrative expenses, the decrease in expenses is primarily related to a decrease in salaries. During fiscal 2005, we reduced development of our SMS Office product and we transferred some technical staff out of research and development to work on SMS customer support. Management expects research and development expenses to be consistent with the current levels for the balance of the year.

AMORTIZATION OF INTANGIBLE ASSETS

In February 2004 we acquired intangible assets in our acquisition of EPL. Impairment charges relating to the intangible assets were recorded in fiscal 2005. As a result, the amortization of intangible assets decreased from $105,387 for the three months ended September 30, 2004 to $395 for the three months ended September 30, 2005. The remaining amortization relates to the customer list acquired in Brazil, which was fully amortized during the second quarter of this fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

	Six months ended September 30, 2005	As a %	Six months ended September 30, 2004	As a %	Period to Period Change
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	786,064	17%	338,572	7%	447,492
Premium SMS	3,193,395	66%	3,507,245	74%	(313,850)
Other SMS services	42,096	1%	143,742	3%	(101,646)
SMS products	76,394	2%	84,382	2%	(7,988)
	4,097,949	86%	4,073,941	86%	24,008

Software	140,876	3%	178,704	4%	(37,828)
Maintenance and consulting	507,348	11%	453,071	10%	54,277
	648,224	14%	631,775	14%	16,449

	4,746,173	100%	4,705,716	100%	40,457

Total revenue for the six months ended September 30, 2005 was $4,746,173, representing an increase of 1% from the same period in the prior year. As mentioned previously, revenue for the second quarter decreased in fiscal 2006 from 2005. As a result, the increase in revenues for the six month period is a result of a stronger first quarter in this fiscal year as compared to the prior fiscal year.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS increased for the six months ended September 30, 2005, as compared to the six months September 30, 2004, as a result of leveraging our acquisition of EPL in February 2004. The integration of operations was completed by the end of June 2004 and we successfully expanded our customer base for bulk messaging services in the second quarter of 2005.

PREMIUM SMS

Premium revenues decreased from $3,507,245 for the six months ended September 30, 2004 to $3,193,395 for the six months ended September 30, 2005. As mentioned in the analysis for the three month periods, the decrease in the revenues is due to the decrease in revenue from a single customer. Management expects revenues to continue at the current level for the balance of the year.

OTHER SMS SERVICES

At the time of the acquisition of EPL, there were four main product offerings – premium, bulk, LBS and virtual mobile. LBS and virtual mobile were new applications for SMS which have not gained the market acceptance originally anticipated. As a result, there has been a significant decrease in these revenues. We expect a further decrease as we will cease offering LBS commencing in January 2006.

SMS PRODUCTS

There has not been a material change in SMS products for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004.

SOFTWARE, MAINTENANCE AND CONSULTING

Software sales have decreased by $37,828 for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, as customers are migrating to other database providers.

Maintenance and consulting revenues have increased by $54,277 for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004. Management does not expect significant changes in the maintenance revenue for the balance of this fiscal year.

EXPENSES

	Six months ended September 30, 2005	Six months ended September 30, 2004	Period to Period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Cost of revenue	3,787,842	3,894,378	(106,536)
Selling, general and administrative	1,292,237	1,859,983	(567,746)
Research and development	232,268	364,601	(132,333)
Amortization of intangible assets	2,984	172,783	(169,799)
	5,315,331	6,291,745	(976,414)

Total operating costs for the six months ended September 30, 2005 were $5,315,331, a $976,414 decrease from the prior year. This decrease is a result of cost management measures commencing in July 2004, the elimination of amortization associated with intangible assets purchased in the acquisition of EPL, and the reduced costs of revenue associated with the reduced revenues.

COST OF REVENUE

	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	4,097,949	4,073,941
Cost of revenue	3,683,326	3,772,817
Gross margin	414,623	301,124

	10%	7%

Software, maintenance and consulting
Revenue	648,224	631,775
Cost of revenue	104,516	121,561
Gross margin	543,708	510,214

	84%	81%

Gross margins for SMS applications increased from 7% to 10%. As noted above, our margins for the second quarter of this fiscal year are substantially lower than the prior year. However, in our Form 10-QSB for the first quarter of this fiscal year, we compared the three months ended June 30, 2005 to the three months ended June 30, 2004. In this comparison, it was disclosed that there was a negative gross margin of 5% for SMS applications for the three months ended June 30, 2004 as compared to an 18% margin for the three months ended June 30, 2005. The overall affect of these fluctuations over the two quarters has resulted in an increase in the gross margin for the six months ended September 30, 2005.

In comparing our first quarter of this fiscal year to the second quarter of this fiscal year, there has been a substantial decrease in our margins for SMS applications. This decrease is attributable to our bulk and LBS offerings as well as increased revenue share payments to our customers on the premium revenue. As we complete this fiscal year, we plan to improve our margins on our bulk offering and cease our losses on the LBS offering by phasing out that offering. Management expects these actions will result in an approximate margin of 10% for our SMS applications.

As with the three-month comparison, the margins on software, maintenance and consulting increased due to the increase in consulting revenue. Also during the 2005 fiscal year, ZIM streamlined its costs in Brazil, where many of the software sales occur. This attention to costs also helped to improve our margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased from $1,859,983 for the six months ended September 30, 2004 to $1,292,237 for the six months ended September 30, 2005. As mentioned above, management underwent significant cost cutting commencing in the second quarter of fiscal 2005.

RESEARCH AND DEVELOPMENT

As indicated in the three-month analysis, research and development expenses decreased due to management’s cost cutting measures.

AMORTIZATION OF INTANGIBLE ASSETS

As mentioned above, the amortization of intangible assets relates to assets purchased in Brazil and in the UK. We recorded an impairment of the UK assets in the fiscal year ended March 31, 2005 and the balance of the Brazilian intangible asset was amortized in the second quarter of this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, ZIM had cash of $511,311 and working capital of $ 873,261, as compared to cash of $737,888 and working capital of $1,120,710 at March 31, 2005. The decrease in cash and working capital is due to the decrease in our margins for the quarter.

Cash flows for the fiscal periods were as follows:

	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)
	$	$
Cash flows used in operating activities	(234,973)	(1,619,171)
Cash flows used in investing activities	(24,326)	(35,114)
Cash flows provided by financing activities	7,429	1,209,736

ZIM used $234,973 in operating activities for the six months ended September 30, 2005. For the first three months of this fiscal year, ZIM used $508,572 in operating activities. Therefore, we generated $273,599 in cash from operations for the three months ended September 30, 2005.

ZIM used $24,326 of cash in its investing activities during the six months ended September 30, 2005, as compared to $35,114 for the six months ended September 30, 2004. The funds were used to buy miscellaneous office equipment and computer hardware.

Subsequent to the end of the second quarter, ZIM committed to relocating its office to a smaller space with substantially reduced rental commitments. As part of the termination of the current lease, ZIM committed to a one-time break fee of $58,275. We also anticipate the need to purchase new office furniture. Leasehold improvements incurred will be included in monthly rental payments and we do not anticipate the use of significant cash balances.

ZIM increased its cash by $7,429 from the exercise of options in the six months ended September 30, 2005.

ZIM will need an estimated $2,000,000 in financing in order to fund its operating losses and other working capital requirements for the next 12 months. In the first quarter of fiscal 2006, ZIM obtained a working capital line of credit for $250,000 from its principal banker. In August 2005, the Company secured a further $430,650 operating line of credit from its Chief Executive Officer on the same financial terms as the working capital line of credit from its principal banker. We do not have any other credit facility under which ZIM may borrow funds for the estimated additional financing of approximately $1.3 million. ZIM has not received any commitments from any third parties to provide additional financing.

Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations (which depends on ZIM’s ability to attract new customers, the market acceptance of its services or software, the level of its promotional activities and advertising required to support its activities) and ZIM's ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2005 indicated that there was substantial doubt regarding our ability to continue as a going concern.

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

CONTRACTUAL OBLIGATIONS

As a result of the relocation of our offices, ZIM’s contractual operating lease obligations have changed to the following:

2006	21,820
2007	52,367
2008	52,367
2009	52,367
2010	52,367
Later years	30,547
261,835

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

SEASONALITY

The Company experiences no seasonality in its business.

NEW ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with

APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. In March 2005, the Securities and Exchange Commission (“SEC”) amended the effective dates of Statement 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after December 15, 2005 for small business issuers.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

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

(III) SFAS 154

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

As required by the SEC rules, our management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except to the extent the factors described in paragraph (b) below may affect our disclosure controls and procedures, the Company's disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, as noted above.

The Company is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated pursuant to that Act.

(b) Changes in internal controls over financial reporting.

As disclosed in the Company's Form 10-KSB for the year ended March 31, 2005, the Company's independent registered public accounting firm advised the Audit Committee and management in 2004 of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These consisted of inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk the possibility that material misstatements in our financial statements will not be prevented or detected on a timely basis.

In response to the observations made by the independent registered public accounting firm, the Company continues to expand the scope of its monthly review of the financial statements and is implementing certain enhancements to its internal controls over financial reporting. Commencing in the first quarter of fiscal 2006, the Company realigned roles within the finance department to allow for additional controls over financial reporting. We have increased the responsibilities of the team so there is a greater understanding of the affect of each role within the department. By increasing responsibility, staff is now doing regular analytical reviews and checks for accuracy. In the second quarter of fiscal 2006, we engaged a US legal firm to help with regulatory issues and we formalized procedures of data input and financial statement reviews, including increased frequency of reviews of receivable and payable sub-ledgers. Other than the foregoing, there was no change in our internal control over financial reporting during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to continue to implement enhancements during the remainder of fiscal 2006 and beyond. Management believes that these enhancements will assist in addressing the matters discussed above. However, the size of the Company will continue for the foreseeable future to prevent us from being able to employ sufficient resources to enable us to have optimal segregation of duties within our internal control system.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Corporation held an annual meeting of its shareholders on September 22, 2005, the ("Annual Meeting").

(b) Not applicable.

(c) The following matters were voted on at the Annual Meeting:

The approval of the amendment to the Company’s Employee Stock Option Plan in order to increase the number of shares authorized for grant thereunder from 22,200,000 to 27,200,000. The votes were cast for this matter as follows:

For	Against	Abstain

33,291,570	120,376	6,520

The ratification of the appointment of Raymond Chabot Grant Thornton LLP as the Corporation’s Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2006. The votes were cast for this matter as follows:

For	Against	Abstain

37,572,093	6,520	530

(d) Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

-----
(1)

Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the “Commission”) on November 1, 2002 (File No. 333-100920)

(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant

DATE	SIGNATURE
November 11, 2005	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer
November 11, 2005	/s/ Jennifer North Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-----
(1)

Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the “Commission”) on November 1, 2002 (File No. 333-100920)

(2)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2005 (File No. 000-31691)