Form 10KSB/A
period 2005-03-31
ZIM CORP
filed 2005-11-17
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________

Commission File Number: 000-31691

ZIM CORPORATION

(Exact name of Registrant as specified in our charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)
20 Colonnade Road, Suite 200, Ottawa, Ontario, Canada (Address of Principal Executive Offices)	K2E 7M6 (Zip Code)

Issuer’s telephone number, including area code: (613) 727-1397

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common shares, no par value	Over the Counter Bulletin Board

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Commission on June 21, 2005 is being filed solely to: (i) amend Part I, Item 1; (ii) amend Part II, Item 6; (iii) revise footnote 17 to the financial statements; and (iv) file a new Exhibit 10.10. Included herewith are the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2, which have been re-executed as of the date of this amendment. No other change has been made to the original Annual Report on Form 10-KSB.

TABLE OF CONTENTS

PART I

Item 1. Description of Business	5

PART II

Item 6. Management's Discussion and Analysis or Plan of Operation.	15
Item 7. Financial Statements

PART IV

Item 13. Exhibits	60

SIGNATURES	61

INDEX TO EXHIBITS	62

This Annual Report on Form 10-KSB /A contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB /A . We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005 . We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Annual Report on Form 10-KSB, other than as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

ZIM Corporation ("ZIM" or the "Company") is a global provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the SMS (Short Message Service) channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

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

BUSINESS OF THE COMPANY

Historically, we have been known as a developer and provider of the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for the Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to customers through direct sales as well as through an established network of value added resellers ("VARs") and distributors.

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

We began marketing our main SMS product, referred to as "SMS Office" in the summer of 2003. Although we were successful in establishing several relationships with mobile operators , the product did not receive significant market acceptance from end users. We continue to support these products but our main focus has shifted to our SMS aggregation service offering and to our chat applications.

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

We believe that a number of significant factors will accelerate the growth of the market for our aggregation services. These factors include:

•	SMS is a popular channel because it is low cost to the user, secure, available at all times, discreet, efficient, and urgent.

•	SMS delivers higher carrier margin compared to other data channels ($350/MB for data vs. $0.70/MB for voice).

•	In the Asia-Pacific region, 10-15% of youths' disposable income is spent on mobile products.

•	It is estimated that 10 billion SMS messages will be sent annually by the end of the decade.

We further believe that there continue to be multiple revenue opportunities available through SMS. We are positioning ZIM to be a leader in the industry with both our service and product offering. We believe ZIM's offering appeals to consumers, mobile content providers and to mobile operators.

OUR SMS PRODUCTS AND SERVICES

SERVICES

BULK SMS

Our bulk SMS Gateway is used for SMS delivery to mobile users. Our bulk SMS service provides direct, reliable mobile operator connections, as well as web based tools to help build effective MT SMS campaigns. Bulk SMS is used for SMS marketing campaigns, SMS alerts, updaters and more.

Within our bulk offering we have two types of customers. One customer registers for our service using our internet web-site. These customers pay for a set number of messages using their credit cards. Similar to premium messaging services, we send mobile content from a customer through our gateway to the mobile operators and then to the end user.

Our other customers purchase larger amounts of messages and work directly with our sales team.

Similar to premium messaging services, we send mobile content from a customer through our gateway to the mobile operators and then to the end user.

In the case of bulk messaging services, customers send out blocks of messages to their end users. For bulk messages, our customer, the company sending the messages pays for the message, not the end-user. Our customer’s key consideration in this case is cost. Direct connections to mobile operators for bulk messages are more reliable and stable but also more expensive than connections through other aggregators that may have special relationships with international mobile operators. As a result, success in bulk messaging comes from the ability to develop relationships with other aggregators that have “least-cost” routes. The cost and reliability of these routes change continually. As such, the goal in our strategic relationships is to be aware of the best routes, and to ensure that we have sufficient traffic to guarantee the least cost prices.

PREMIUM SMS

Premium SMS services open up a variety of possibilities for mobile content providers, application or service developers and marketers looking to monetize their mobile applications, services or payment solutions. Premium SMS works through the use of Short Codes (short, easy to remember phone numbers) and a corresponding tariff, typically between 25(cent) and $5, that is assigned to each number. The end users (consumers or mobile subscribers) are reverse billed for these tariffs when they receive a Premium SMS message. The tariff charge automatically appears on the end user's monthly bill or is deducted from their pre paid card.

Premium SMS has proven to be the most effective way of charging end users for mobile service as it is user friendly, and it outperforms other micro-payment solutions. Mobile payments are being used for everything from parking passes to vending machine purchases to online subscriptions and are quickly gaining popularity with mobile users internationally.

Within our premium service, we have strategic relationships with other aggregators and mobile operators. We do not have relationships with the end users.

In general, the transaction flow is as follows:

•	An end-user subscribes to receive certain mobile content such as a horoscope from a mobile content provider, usually through the internet.

•	The mobile content provider contracts with ZIM to send messages containing the content from the mobile content provider’s internet portal to mobile operators with which ZIM has connections.

•	The mobile operators receive the messages from ZIM and then forward them to the end users.

•	The mobile operator bills and collects from the end user a tariff or fee for the content.

•

The mobile operator retains a portion of the fee and forwards the balance to ZIM. ZIM then pays the mobile content provider a share of the revenue. In certain circumstances, ZIM will pre-pay the mobile content provider when collection is reasonably assured.

Mobile Operators

In order to offer the mobile content providers the farthest reach, and competitive pricing, we contract with various mobile operators directly to send messages. In the UK we have direct connections with mobile operators such as Vodafone, T-mobile, Orange and O2. In Canada we have direct connections with Rogers, Telus, Microcell, and Bell.

Other Aggregators

Since the lead time for ZIM to develop direct connections with mobile operators is substantial, and our customers wish to expand their content distribution to new geographical areas as quickly as possible, we have expanded our connections by developing relationships with other aggregators in various countries. By establishing these relationships, we are able to quickly connect to different countries. Not only does this increase our coverage and service offering, but often these aggregators then look to us send their messages to operators that we are directly connected to.

When we are using other aggregators to expand our connections, the revenue we receive is reduced as a portion of the overall fee is also shared with the other aggregator.

To date we have strategic relationships with other aggregators in Brazil, the United States, Norway, Sweden, Denmark, Ireland, Spain, Germany and the UK. Two of the significant providers of SMS services, mBlox Inc. and Mobile 365 Inc. both of which have international reach, are strategic partners of ZIM. Due to the competitive nature of the industry, we are not substantially dependent on any of our relationships with mobile operators or other aggregators.

VIRTUAL MOBILE

Virtual Mobile is an inbound SMS solution that allocates a mobile number to an SMS server. With Virtual Mobile, users send SMS messages to this defined mobile number and the information is captured by the SMS application. Virtual Mobile is a solution used for SMS-enabled interactive applications, services and advertising promotions in cluding:

o	Interactive broadcasting - text in votes for TV and radio contests;

o	Entertainment and information services - interactive SMS games, SMS chat,
SMS finder, and on-demand financial, travel, sports, news information; and

o	Mobile advertising - Print media and packaging, SMS coupons, competitions and games, billboards and big screen advertising.

Customers sign up for our virtual mobile service using the internet and pay a monthly fee.

LOCATION BASED SERVICES ("LBS")

LBS use mobile phone towers and innovative software to provide clients with accurate, real-time positioning of mobile devices. LBS clients can use this information to provide mobile users with information on nearby points of interest, current traffic or weather conditions, or to provide routing and tracking information to a central command centre.

LBS customers also sign up for this service using our internet web site. The monthly fee includes messaging credits and is approximately $380 per account.

MULTI MEDIA MESSAGING SERVICES ("MMS")

MMS is a technology that allows end users to create, send, and receive text messages that also include an image, audio, and/or video clip. MMS messages are sent from one mobile phone to another, or to an email address. ZIM has a gateway that allows these messages to be sent with multiple connections to operators internationally.

To date there have been no significant MMS transactions.

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

We currently offer our chat product through Rogers Communication Inc. End users register for the product through Rogers. ZIM receives revenue when messages are sent using the product. To date traffic has not been significant.

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

We have established strategic relationships with various value added re-sellers (“VAR”) who are using our Zim IDE software for a variety of applications. We have established no new significant relationships in the past fiscal year and management does not expect to develop any further relationships. We currently have two full time sales people dedicated to supporting existing relationships and one vice president who spends a portion of his time assisting with the maintenance of these relationships.

COMPETITION

ZIM operates primarily in the SMS aggregation industry. The aggregation industry is highly competitive and rapidly changing due to the nature of the growing market. We have many competitors in the industry including, Wireless Information Network PLC (WIN) , MBlox and Mobile365. These competitors may have certain competitive advantages over us, including but not limited to:

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

CUSTOMERS

As of March 31, 2005, we had over 100 customers in over 10 countries in our Zim Ide and SMS applications. Within our SMS application segment, we have two customers that each generated over 10% of our revenue for the year ended March 31, 2005. We consider our existing level of business to be substantially dependent on one of these customers, which provided 38% of the year’s revenue. These customers are both mobile content providers that primarily generated premium message revenue.

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

RISK FACTORS

This Annual Report on Form 10-KSB /A contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report.

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

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	Offer competitive pricing for our services;
•	Offer new and innovative products;
•	Maintain our current relationships and develop new strategic relationships with other aggregators and mobile operators;
•	Attract and retain qualified employees; and
•	Upgrade our technology infrastructure to manage increased messaging demands.

WE HAVE CONTRACTED WITH THIRD PARTIES TO PROVIDE SERVICES FOR OUR NETWORK AND WE MAY LOSE USERS AND REVENUE IF THESE ARRANGEMENTS ARE TERMINATED.

We have arrangements with a number of third parties to provide services to our customer base. Although no single third party service provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful technical platforms , or if a large number of our existing relationships are terminated, we could lose customers and our services may become less reliable. We have recently experienced fee increases from some of our service providers, mobile operators or other aggregators . If this trend continues, our gross profit from messaging services may be adversely affected.

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

Our anticipated requirements for additional funds are based, in large part, upon our expectation that we will incur operating losses for the next twelve months. The extent to which these anticipated losses are actually incurred will directly affect our need for additional capital and ability to continue as a going concern. If the shortfall between the revenues generated by ZIM and our operating expenses for the next twelve months is greater than the operating losses which are already expected, our need to secure additional funds is likely to increase accordingly and further adversely affect our ability to continue as a going concern. Moreover, we cannot assure that actual operating losses will not exceed management's current expectations. These anticipated operating losses are due in part to anticipated costs in the marketing of our new line of mobile data software and related research and development expenditures a going concern. Moreover, we cannot assure that actual operating losses will not exceed management's current expectations. These anticipated operating losses are due in part to anticipated costs in the marketing of our new line of mobile data software and related research and development expenditures.

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

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB /A . We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB /A . We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB /A , other than as required by law.

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

Highlights for the year include:

•	Integration of EPL operations;
•	Implementation of a 24-7 support team;
•	Development of strategic relationships to allow us to connect with 46 international mobile operators;
•	Implementation of ZIM Chat; and
•	Release of Zim 8.

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

Beginning in 2001, we expanded our business strategy to include the design and development of a line of mobile data software products, known as SMS Office. ZIM designed these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. SMS Office was well received by international mobile operators, resulting in contracts with several mobile operators, but did not receive market acceptance from end users. ZIM worked with the mobile operators to implement and launch SMS Office throughout the year. Subsequent to the launch of SMS Office, we have not experienced significant revenues. Management does not foresee any change in this trend, and as a result, we are no longer investing in sales or marketing initiatives relating to the SMS Office products.

Another product, ZIM Chat, is being resold by mobile operators to their subscribers under the mobile operator's own brand. Rogers AT&T Wireless, a Canadian telecommunications company, launched ZIM Chat, allowing real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging.

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

Bulk messaging

Bulk messaging revenue is derived by selling our customers a set of messages. Smaller customers may purchase approximately 5,000 credits from our internet site. These customers pay by credit card and there is no refund of credits if they are unused. As a result, revenue is recognized at time of payment.

Other customers purchase larger allotments of messages. These customers contract with ZIM for service levels, prices and payment terms. Under these contracts, revenue is recognized when our customer uses their credits, sends their message and revenue is considered collectible.

All costs associated with sending these messages are included in costs of revenue.

Premium messaging

SMS premium messaging services revenues are derived principally from providing mobile content providers connections to mobile operators and allowing their end users to expand on their SMS capabilities and other services. These services include news and other content subscriptions. Revenues from SMS messaging services are charged to our customers based on their end users' usage. Such revenues are recognized by ZIM in the period in which the service is performed, provided that no significant Company obligations remain, the collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

Other SMS services and products

Fee-based services, including LSB, virtual mobile and SMS Mail , allow our users to subscribe for services on our web sites. Revenues from these services are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

SMS Chat and SMS Office are offered to end users by the mobile operators. We recognize revenue from these products when messages are sent by the end user and the message is acknowledged as successful from the mobile operator.

Other services mainly include paging services and marketing campaigns. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

Zim IDE

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

REVENUES

	Year ended March 31, 2005	As a %	Ten months ended March 31, 2004	As a %

	$		$
Bulk SMS	1,000,271	10%	57,221	3%
Premium SMS	7,333,625	73%	484,072	23%
Other SMS services	266,420	3%	205,330	10%
SMS products	162,949	2%	3,702	0%
	8,763,265	87%	750,325	36%

Software	338,143	3%	536,123	25%
Maintenance and consulting	926,044	9%	820,651	39%
	1,264,187	13%	1,356,774	64%

	10,027,452	100%	2,107,099	100%

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

SMS PRODUCTS

Revenues from our key products increased from $3,702 in the ten months ended March 31, 2004 to $162,949 in the fiscal year ended March 31, 2005. Our key products, ZIM SMS Office and ZIM Chat, are resold by mobile operators to their subscribers under the mobile operator's own brand. Currently our applications are being offered to subscribers of Rogers in Canada, StarHub in Singapore and Digi in Malaysia. We do not expect significant revenues from SMS Office as consumer behavior indicates a lack of interest in the product. ZIM Chat continues to receive significant attention from end users, and management would like to further develop strategic relationships with mobile operators to expand the use of ZIM Chat.

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

EXPENSES

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$

Cost of revenue	8,317,572	821,884
Selling, general and administrative	2,970,315	2,577,898
Research and development	708,147	536,156
Amortization of intangible assets	359,197	61,891
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Impairment of goodwill	530,270	-
Loss on disposal of assets	33,561
Interest income, net	(5,535)	88,635
Income tax benefit	(121,421)	(306,768)
	13,991,559	3,779,696

Expenses have increased substantially from $3,779,696 for the ten months ended March 31, 2004 to $13,991,559 for the year ended March 31, 2005. This increase in expenses is due to the impairment charges recorded on long-lived assets, intangible assets and goodwill, the increase in costs of revenue due to the increased revenues and the costs associated with operating a business in the UK.

COST OF REVENUE

Included in the cost of revenue are costs related to the sale of Zim IDE and costs relating to SMS revenues.

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$
SMS applications
Revenue	8,763,265	750,325
Cost of revenue	(8,061,196)	(640,007)
Gross margin	702,069	110,318

	8%	15%

Software, maintenance and consulting
Revenue	1,264,187	1,356,774
Cost of revenue	(256,376)	(181,877)
Gross margin	1,007,811	1,174,897

	80%	87%

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

On February 10, 2004, at the time of the EPL acquisition, a customer list intangible asset was recorded. The amount originally assigned to the acquired customer list was based on the costs that we would have otherwise incurred to establish these relationships. At that time, we believed that the value of these customer relationships is that it would enable us to sell our SMS Office products to the mobile operators in the UK. However, as noted earlier, even though SMS Office was well received by these international mobile operators, this product did not receive market acceptance from end users and we therefore ceased all sales efforts for this product. In addition, due to the instability of the UK platform as mentioned above, we were unable to reliably service some of the customers acquired in the acquisition, resulting in reduced revenues by the fourth quarter of the year. Although some of the customers still exist, we do not expect to see significant future value from these relationships. Based on these events, we performed an impairment test on this asset during the fourth quarter using the future discounted cash flow method. This test resulted in a non-cash impairment charge of approximately $134,000 in the SMS segment rendering the asset fully impaired.

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

BRAZIL IMPAIRMENTS:

The annual evaluation of goodwill associated with our Brazil reporting unit is performed during the fourth quarter. The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows; this resulted in a non-cash impairment charge of approximately $530,000. During the year, the Brazil operations experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2005 result. Management expected to see a return to historical levels subsequent to the release of ZIM 8 in the fall of 2004, however results for the third and fourth quarter failed to meet expectations. Further, as we are no longer focused on the database market and as the database market has become increasingly competitive, management made the decision to limit sales initiatives in Brazil or in the database market and focus on the SMS segment. Management will continue to support their existing ZIM IDE software customers but we are not forecasting significant new revenues or new customers in this segment. Management also decided during the year to close the office in Brazil and terminate three of the six employees. As a result of the lack of sales, the increased competition and management's decision to downsize the Brazilian office, we have determined that the goodwill associated with the Brazil reporting unit is fully impaired.

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

Cash flows for the fiscal periods were as follows:

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$
SMS applications
Revenue	8,763,265	750,325
Cost of revenue	(8,061,196)	(640,007)
Gross margin	702,069	110,318

	8%	15%

Software, maintenance and consulting
Revenue	1,264,187	1,356,774
Cost of revenue	(256,376)	(181,877)
Gross margin	1,007,811	1,174,897

	80%	87%

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

Accounts receivable increased from $1,022,626 as at March 31, 2004 to $2,174,148 as at March 31, 2005. This change is a result of the increase in SMS messaging traffic in fiscal 2005. Also, in March 2004, we relied on direct connections with mobile operators to send the majority of our messages. By March 2005, we had expanded our international connections through indirect connections to mobile operators through other aggregators. In general, mobile operators in the UK pay within 35 days of the month end, and Canadian operators pay up to 90 days after month end, on a quarterly basis. For other international connections, we rely on other aggregators that pay up to 60 days after month end. Each of the mobile operators and aggregators have signed contracts with us outlining the terms of their payments.

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
288,326

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

/s/ Raymond Chabot Grant Thornton LLP

---------------------------------------------

Raymond Chabot Grant Thornton LLP

Ottawa, Canada

May 31, 2005

ZIM Corporation
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$
Revenue
SMS applications	8,763,265	750,325
Software	1,264,187	1,356,774

Total revenue	10,027,452	2,107,099

Operating expenses
Cost of revenue	8,317,572	821,884
Selling, general and administrative	2,970,315	2,577,898
Research and development	708,147	536,156
Amortization of intangible assets	359,197	61,891
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Impairment of goodwill	530,270	-

Total operating expenses	14,084,954	3,997,829

Loss from operations	(4,057,502)	(1,890,730)
Other income (expense):
Loss on disposal of property and equipment	(33,561)	-
Interest income, net	5,535	(88,635)
Total other income (expense)	(28,026)	(88,635)
Loss before income taxes	(4,085,528)	(1,979,365)
Income tax benefit	121,421	306,768

Net loss	(3,964,107)	(1,672,597)

Basic and fully diluted loss per share	(0.07)	(0.04)

Weighted average number of shares outstanding	57,968,459	43,714,904

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation
Consolidated Statement of Shareholders' Equity and Comprehensive Loss
(Expressed in US dollars)

	Number of common shares issued and outstanding	Common shares	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
		$	$	$	$	$
Balance as at May 31, 2003	33,192,254	7,620,822	1,540,959	(10,576,976)	(120,223)	(1,535,418)

Effect of reverse take-over transaction	1,734,455					-
Conversion of special shares into common shares	5,163,500
Shares issued through the exercise of options	728,300	348,411				348,411
Shares issued upon conversion of debt	9,211,511	3,960,950				3,960,950
Shares issued through a private placement, net of expenses	1,150,006	819,587				819,587
Shares issued upon a business acquisition	4,000,000	3,280,000				3,280,000
Comprehensive loss						-
Net loss				(1,672,597)
Cumulative translation adjustment					(190,905)
Total comprehensive loss						(1,863,502)
Balance as at March 31, 2004	55,180,026	16,029,770	1,540,959	(12,249,573)	(311,128)	5,010,028

Shares issued through the exercise of options	305,000	81,050				81,050
Stock options granted to non-employees			334,422			334,422
Shares issued through a private placement, net of costs	4,032,843	1,540,186				1,540,186
Comprehensive loss						-
Net loss				(3,964,107)
Cumulative translation adjustment					402,911
Total comprehensive loss						(3,561,196)
Balance as at March 31, 2005	59,517,869	17,651,006	1,875,381	(16,213,680)	91,783	3,404,490

The accompanying notes are an integral part of the consolidated financial statements.

ZIM Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended March 31, 2005	Ten months ended March 31, 2004
	$	$
OPERATING ACTIVITIES
Net loss	(3,964,107)	(1,672,597)
Items not involving cash:
Depreciation of property and equipment	209,118	139,716
Amortization of intangible assets	563,570	81,723
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Impairment of goodwill	530,270	-
Loss on disposal of property and equipment	33,561	-
Stock-based compensation	334,422	-
Changes in operating working capital:
Increase in accounts receivable	(1,008,208)	(713,340)
Increase in investment tax credits receivable	(124,963)	(202,141)
Increase in prepaid expenses	(31,253)	(35,531)
Increase in accounts payable	597,277	371,579
Increase (decrease) in accrued liabilities	(70,616)	295,207
Increase (decrease) in deferred revenue	(30,983)	47,805
Cash flows used in operating activities	(1,762,459)	(1,687,579)
INVESTING ACTIVITIES
Purchase of property and equipment	(42,917)	(82,620)
Business acquisitions		(320,028)
Cash flows used in investing activities	(42,917)	(402,648)
FINANCING ACTIVITIES
Repayment of capital lease obligations	-	(12,696)
Proceeds from the exercise of options	81,050	348,411
Proceeds from shares issued through a private placement	1,540,186	819,587
Net proceeds from related parties	-	1,268,030
Cash flows provided by financing activities	1,621,236	2,423,332
Effect of changes in exchange rates on cash	51,508	(23,611)
Increase (decrease) in cash	(132,632)	309,494
Cash, beginning of period	870,520	561,026
Cash, end of period	737,888	870,520
Supplemental cash flow disclosure
Interest paid	6,436	(501)
Income taxes paid	23,130	41,130

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31	March 31
	2005	2004
	$	$

ASSETS
Current assets
Cash	737,888	870,520
Accounts receivable, net	2,174,148	1,022,626
Investment tax credits receivable	512,337	350,780
Prepaid expenses	98,541	60,430
	3,522,914	2,304,356

Property and equipment, net	211,843	601,523
Intangible assets, net	3,056	1,442,666
Goodwill	2,068,881	2,397,620
	5,806,694	6,746,165
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	1,163,586	491,053
Accrued liabilities	875,006	876,007
Deferred revenue	363,612	369,077
	2,402,204	1,736,137
Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value, non-cumulative	-	-
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2005 and 2004.
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2005 and 2004.	-	-
Common shares, no par value,
unlimited authorized shares issued and outstanding 59,517,869 shares as at March 31, 2005 and 55,180,026 shares as at March 31, 2004.	17,651,006	16,029,770
Additional paid-in capital	1,875,381	1,540,959
Accumulated deficit	(16,213,680)	(12,249,573)
Accumulated other comprehensive income (loss)	91,783	(311,128)
	3,404,490	5,010,028
	5,806,694	6,746,165

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

We began marketing our main SMS product, referred to as "SMS Office" in the summer of 2003. Although we were successful in establishing several relationships with mobile operators , the product did not receive significant market acceptance from end users. We continue to support these products but our main focus has shifted to our SMS aggregation service offering and to our chat applications.

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

•	the platform is designed and developed by the Company;
•	the mobile operators or aggregators that ZIM contracts with to deliver these services to the end customers are not involved in the design or development of the services that are provided by ZIM;
•	the end customer purchases the content, access or value added services that ZIM provides;
•	the end customer receives identical services from ZIM regardless of which third party mobile operator or aggregator is used to deliver the message;
•	customers contract directly with ZIM to determine the terms of the service that will be provided; and
•	ZIM is responsible for fulfillment of the contract and accepts all the risk related to the content provided to the end customers and has latitude in establishing prices.

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

	Year ended March 31, 2005	Ten Months ended March 31, 2004
	$	$

Net loss, as reported	(3,964,107)	(1,672,597)

Stock-based compensation income (expense) included in net loss	-	-
Stock-based employee compensation expense determined under fair value based method for all awards	(1,375,406)	(4,435,145)

Net loss, pro forma	(5,339,513)	(6,107,742)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.07)	(0.04)

Pro forma, basic and diluted	(0.09)	(0.14)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended March 31, 2005	Ten Months ended March 31, 2004

Risk-free interest rates	3.00%	1.54%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	1.5	1.5

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

$

Assets acquired:
Cash	6,219
Accounts receivable	501,222
Software and equipment	361,406
Goodwill	1,881,355
Intangibles	1,480,000
4,230,202

Current liabilities assumed	623,955
Total purchase price	3,606,247

SUPPLEMENTAL PRO FORMA INFORMATION

Had the acquisition of EPL occurred on June 1, 2003, the pro forma combined revenue and net loss of the Company would have been as follows:

	Year ended March 31, 2005	Ten months ended March 31, 2004
	(Audited)	(Unaudited)
	$	$

Revenue	10,027,452	3,268,546

Net loss	(3,964,107)	(1,606,788)

Basic and fully diluted net loss per share	(0.07)	(0.03)

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

4 - ACCOUNTS RECEIVABLE

	March 31, 2005	March 31, 2004
	$	$
Trade accounts receivable	1,606,444	1,032,575
Unbilled trade accounts receivable	595,227	10,547
Allowance for doubtful accounts	(56,733)	(34,268)
Other	29,210	13,772
	2,174,148	1,022,626

5 - PROPERTY AND EQUIPMENT

March 31, 2005	Cost	Accumulated depreciation	Impairment	Net book value
	$	$	$	$
Computer equipment	819,060	671,794	-	147,266
Software	54,287	48,572	-	5,715
Technology platform	707,406	475,136	232,270	0
Office furniture and equipment	180,792	125,027	-	55,765
Leasehold improvements	119,396	116,299	-	3,097

	1,880,941	1,436,828	232,270	211,843

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

March 31, 2004	Cost	Accumulated depreciation	Net book value
	$	$	$

Computer equipment	803,758	610,682	193,076
Software	50,034	40,428	9,606
Technology platform	647,055	331,763	315,292
Office furniture and equipment	198,323	119,156	79,167
Voice communications equipment	20,560	20,560	-
Leasehold improvements	111,350	106,968	4,382

	1,831,080	1,229,557	601,523

6 - INTANGIBLE ASSETS

March 31, 2005	Cost	Accumulated amortization	Impairment	Net book value
	$	$	$	$

Customer list	78,206	75,150	-	3,056
Core technology	1,077,683	244,510	833,173	-
Customer relationships	549,838	415,828	134,010	-

	1,705,727	735,488	967,183	3,056

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

On February 10, 2004, at the time of the EPL acquisition, a customer list intangible asset was recorded. The amount originally assigned to the acquired customer list was based on the costs that we would have otherwise incurred to establish these relationships. At that time, we believed that the value of these customer relationships is that it would enable us to sell our SMS Office products to the mobile operators in the UK. However, as noted earlier, even though SMS Office was well received by these international mobile operators, this product did not receive market acceptance from end users and we therefore ceased all sales efforts for this product. In addition, due to the instability of the UK platform as mentioned above, we were unable to reliably service some of the customers acquired in the acquisition, resulting in reduced revenues by the fourth quarter of the year. Although some of the customers still exist, we do not expect to see significant future value from these relationships. Based on these events, we performed an impairment test on this asset during the fourth quarter using the future discounted cash flow method. This test resulted in a non-cash impairment charge of approximately $134,000 in the SMS segment rendering the asset fully impaired.

As a result, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge in its Consolidated Statement of Operations for the year ended March 31, 2005 of approximately $967,000 related to the core technology and customer relationships.

The remaining customer list will be fully amortized in fiscal 2006.

March 31, 2004	Cost	Accumulated amortization	Net book value
	$	$	$

Customer list	72,143	58,631	13,512
Core technology	994,122	26,724	967,398
Customer relationships	507,206	45,450	461,756

	1,573,471	130,805	1,442,666

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

$

Balance at June 1, 2003	468,710
Goodwill recorded on settlement of contingent liability	117,614
Goodwill recorded on acquisition of EPL	1,881,335
Foreign exchange	(70,039)

Balance at March 31, 2004	2,397,620
Goodwill impairment charge	(530,270)
Foreign exchange	201,531

Balance at March 31, 2005	2,068,881

8 - ACCRUED LIABILITIES

	March 31, 2005	March 31, 2004
	$	$

Employee related accruals	42,461	102,594
Professional fees	73,336	199,991
Withholding tax accrual	96,794	76,260
Trade	523,239	431,534
Other	139,176	65,628
	875,006	876,007

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

A summary of the status of the stock options is as follows:

	March 31, 2005		March 31, 2004
	Number of options outstanding	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
		$		$
Options outstanding, beginning of period	20,835,071	0.75	14,863,332	0.76
Granted	10,154,182	0.42	7,395,539	0.69
Exercised	(305,000)	0.27	(728,300)	0.46
Forfeited	(8,022,382)	0.65	(695,500)	0.76
Options outstanding, end of period	22,661,871	0.64	20,835,071	0.75

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The following table represents a summary of the options outstanding as at March 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2005	Weighted average exercise price
$		Years	$		$
0.17-0.33	2,800,000	2.85	0.18	2,800,000	0.18
0.38-0.48	3,279,707	1.91	0.39	3,279,707	0.39
0.52-0.69	5,151,682	2.19	0.55	5,151,682	0.55
0.75-0.83	7,079,150	1.86	0.82	7,079,150	0.82
0.91	4,351,332	1.13	0.91	4,351,332	0.91

	22,661,871	1.92	0.64	22,661,871	0.64

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

12 – INTEREST

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$

Interest expense	6,436	90,883
Interest income	(11,971)	(2,248)
Total	(5,535)	88,635

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

13 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows:

	Year ended March 31, 2005	Ten months ended March 31, 2004
Tax rate	36.12%	36.47%
	$	$

Expected Canadian Income Tax Recovery	(1,475,693)	(721,874)
Adjustment due to application of Small Business Deduction	714,967	353,317
Change in valuation allowance for originating temporary differences and losses available for carry forward	744,947	364,056
Difference between Canadian and foreign tax rates	11,527	(14,165)

Other	51,003	54,317
Refundable income tax credits	(168,173)	(342,418)
	(121,421)	(306,768)

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

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

	March 31, 2005	March 31, 2004
	$	$
Temporary differences
Losses available for carry forward	1,744,609	1,259,505
Property and equipment - differences in net book value and unamortized capital cost	143,432	70,312
Intangible assets - differences in net book value and tax basis	143,702	(135,899)
Unused scientific research and experimental development amounts deductible	694,634	397,723
Other	(14,917)	(12,727)
Gross deferred tax asset	2,711,460	1,578,914
Valuation allowance	(2,711,460)	(1,578,914)
Net deferred tax asset	-	-

The Company has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:

	Federal	Provincial
	$	$
2006	876,415	916,252
2007	355,481	401,403
2008	2,708,253	2,615,125
2009	1,625,830	1,625,830
2010	609,961	625,951
thereafter	3,033,080	3,087,317
	9,209,020	9,271,878

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

$
2010	14,945
2011	292,835
2012	1,880
2013	2,354
312,014

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

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

	March 31, 2005	March 31, 2004

Canada	36%	11%
North and South America, excluding Canada	15%	23%
Great Britain	41%	62%
Europe, excluding Great Britain	8%	3%
Other	0%	1%
	100%	100%

FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short periods to maturity of the instruments.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

16 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has the following lease commitments relating to facilities:

$

2006	121,583
2007	125,057
2008	41,686
288,326

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

OTHER

The Company is committed to pay an arm's length third party $75,000 upon the listing of ZIM Company's common shares on a national securities exchange selected by ZIM’s Board of Directors.

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

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$
SMS applications
Revenue	8,763,265	750,325
Cost of revenue	(8,061,196)	(640,007)
Gross margin	702,069	110,318

Allocation of operating expenses	3,214,709	1,108,895
Amortization of intangible assets	347,762	51,569
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Loss on disposable of fixed assets	33,561	-
Allocation of interest expense (income)	(4,837)	31,562
Income tax expense (recoverable)	(143,771)	(126,068)
	4,646,877	1,065,959

Net loss from SMS segment	(3,944,808)	(955,641)

Enterprise software
Revenue	1,264,187	1,356,774
Cost of revenue	(256,376)	(181,877)
Gross margin	1,007,811	1,174,897

Allocation of operating expenses	463,753	2,005,159
Amortization of intangible assets	11,435	10,322
Impairment of goodwill	530,270	-
Allocation of interest expense (income)	(698)	57,073
Income tax expense (recoverable)	22,350	(180,700)
	1,027,110	1,891,853

Net loss from enterprise software segment	(19,299)	(716,956)

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

The Company has the following customers with over 10% of total revenues for the year ended March 31, 2005:

US based mobile content provider	38%
UK based mobile content provider	23%

In the ten months ended March 31, 2004, revenue from the UK based mobile provider represented 20% of the total revenue. All other customers in fiscal 2004 had revenues below 10% of the total revenues.

The following table sets forth segment assets used by each product line:

	March 31, 2005	March 31, 2004
	$	$
Segment assets
SMS	5,074,629	5,705,354
Software	732,065	1,040,811
	5,806,694	6,746,165

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Year ended March 31, 2005	Ten months ended March 31, 2004
	$	$

Canada	488,471	251,301
United Kingdom	4,814,743	605,215
United States	3,599,124	192,999
Brazil	866,825	915,585
Other	258,289	141,999
Total revenue	10,027,452	2,107,099

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

	March 31, 2005	March 31, 2004
	$	$
Long-lived assets
Canada	205,016	244,784
Brazil	9,883	513,933
United Kingdom	2,068,881	3,683,092
Total long-lived assets	2,283,780	4,441,809

Management evaluates each segment’s performance based upon revenues and margins achieved.

18 - COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

19 – SUBSEQUENT EVENTS

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(ii) SFAS 153

The FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 (“APB 29”), "Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the consolidated financial statements upon adoption of the new standard.

ITEM 13. EXHIBITS

(a) Exhibits

EXHIBIT LIST

Exhibit	EXHIBIT

Number

10.10	Addendum I dated October 11, 2004 to Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT. (*)
23.1	Consent of Raymond Chabot Grant Thornton LLP (*)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

(Registrant)

By /s/ Michael Cowpland

------------------------------------

Michael Cowpland (President and CEO)

Date	November 17, 2005

EXHIBIT INDEX

Exhibit	EXHIBIT

Number

10.10	Addendum I dated October 11, 2004 to Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.(*)
23.1	Consent of Raymond Chabot Grant Thornton LLP (*)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification by the Chief Financial Officer, Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)	Filed herewith.