Form 10QSB/A
period 2005-06-30
ZIM CORP
filed 2005-11-17
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended: June 30, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_______________________ to________________________

Commission File Number 0-30432

ZIM CORPORATION

(Exact name of small business issuer as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Colonnade Road, Suite 200, Ottawa, Ontario, Canada K2E 7M6

(Address of Principal Executive Offices)

(613) 727-1397

(Issuer’s Telephone Number, including Area Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal period from April 1, 2005 to June 30, 2005 filed with the Commission on August 11, 2005 is being filed solely to: (i) revise the notes to the financial statements, in particular to expand the segment information in note 7 to the financial statements to include segment expenses and (ii) revise the disclosure in Part I, Item 3 (Controls and Procedures). Included herewith are the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2, which have been re-executed as of the date of this amendment. No other change has been made to the original Quarterly Report on Form 10-QSB.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2005 and June 30, 2004	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended June 30, 2005 and June 30, 2004	5

Condensed Consolidated Balance Sheets as at June 30, 2005 (Unaudited)
and March 31, 2005	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits	16

Signatures	17
Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$
Revenue
SMS applications	2,234,205	1,160,070
Software	339,104	318,646

Total revenue	2,573,309	1,478,716

Operating expenses
Cost of revenue	1,899,750	1,281,615
Selling, general and administrative	751,238	1,038,495
Research and development	119,408	173,480
Amortization of intangible assets	2,589	67,396
Total operating expenses	2,772,985	2,560,986

Loss from operations	(199,676)	(1,082,270)
Other income (expense):
Loss on disposition of property and equipment	(9,883)	-
Interest income (expense), net	(767)	(1,617)
Total other expense	(10,650)	(1,617)
Loss before income taxes	(210,326)	(1,083,887)
Income tax benefit	13,445	91,684

Net loss	(196,881)	(992,203)

Basic and fully diluted loss per share	(0.003)	(0.018)

Weighted average number of shares outstanding	59,556,257	55,311,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss	(196,881)	(992,203)
Items not involving cash:
Depreciation of property and equipment	20,144	78,757
Amortization of intangible assets	2,589	132,576
Loss on disposition of property and equipment	9,883	-
Stock-based compensation	240,600	257,679
Changes in operating working capital	(584,907)	(325,563)
Cash flows used in operating activities	(508,572)	(848,754)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,522)	(36,015)
Cash flows used in investing activities	(6,522)	(36,015)

FINANCING ACTIVITIES
Proceeds from the exercise of options	7,429	46,600
Proceeds from shares issued through a private placement	-	381,536
Cash flows provided by financing activities	7,429	428,136

Effect of changes in exchange rates on cash	(7,493)	(22,188)

Decrease in cash	(515,158)	(478,821)
Cash, beginning of period	737,888	870,520
Cash, end of period	222,730	391,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	222,730	737,888
Accounts receivable, net	2,889,302	2,174,148
Investment tax credits receivable	538,206	512,337
Prepaid expenses	78,389	98,541
	3,728,627	3,522,914

Property and equipment, net	186,216	211,843
Intangible assets, net	387	3,056
Goodwill	2,042,254	2,068,881
	5,957,484	5,806,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	1,237,303	1,163,586
Accrued liabilities	825,280	875,006
Deferred revenue	480,514	363,612
	2,543,097	2,402,204

Shareholders' equity:
Preferred shares, no par value, non-cumulative	-	-
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2005 and March 31, 2005.
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2005 and March 31, 2005.	-	-
Common shares, no par value,
unlimited authorized shares issued and outstanding 59,561,569 shares as at June 30, 2005 and 59,517,869 shares as at March 31, 2005.	17,658,435	17,651,006
Additional paid-in capital	2,115,981	1,875,381
Accumulated deficit	(16,410,562)	(16,213,680)
Accumulated other comprehensive income	50,533	91,783
	3,414,387	3,404,490
	5,957,484	5,806,694

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

2 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM is a global provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the SMS (“Short Message Service”) channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

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

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$

Net loss, as reported	(196,881)	(992,203)

Stock-based compensation income (expense) included in net loss	-	-
Stock-based employee compensation expense determined under fair value based method for all awards	(20,579)	(1,048,147)

Net loss, pro forma	(217,460)	(2,040,350)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.003)	(0.018)

Pro forma, basic and diluted	(0.004)	(0.037)

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30, 2005	Three months ended June 30, 2004

Risk-free interest rates	3.00%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	1.5

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

6 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$

Net loss, as reported	(196,881)	(992,203)
Foreign currency translation adjustment	41,250	(86,430)
Comprehensive loss	(155,631)	(1,078,633)

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

7 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the year ended March 31, 2005.

The following table sets forth external revenues and expenses attributable to and used by the two identified product lines:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	2,234,205	1,160,070
Cost of revenue	(1,838,577)	(1,218,945)
Gross margin	395,628	(58,875)

Allocation of operating expenses	662,961	1,059,179
Amortization of intangible assets	-	64,396
Loss on disposal of fixed assets	9,883	-
Allocation of interest expense (income)	662	1,413
Income tax expense (recoverable)	(32,157)	(95,693)
	641,349	1,029,295

Net loss from SMS segment	(245,721)	(1,088,170)

Software
Revenue	339,104	318,646
Cost of revenue	(61,173)	(62,670)
Gross margin	277,931	255,976

Allocation of operating expenses	207,685	152,797
Amortization of intangible assets	2,589	3,000
Allocation of interest expense (income)	105	204
Income tax expense (recoverable)	18,712	4,009
	229,091	160,009

Net income from software segment	48,840	95,967

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table sets forth segment assets used by each product line:

	June 30, 2005	June 30, 2005
	(Unaudited)	(Audited)
	$	$
Segment assets
SMS	5,530,882	5,074,629
Software	426,602	732,065
	5,957,484	5,806,694

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$
Revenues
United States	921,994	54,751
United Kingdom	619,706	1,120,430
Europe	495,819	27,723
Brazil	282,714	199,410
Canada	248,166	71,239
Other	4,910	5,163
Total revenue	2,573,309	1,478,716

8 - COMMITMENTS AND CONTINGENCIES

The Company has the following lease commitments relating to facilities:

$

2006	91,187
2007	125,057
2008	41,686
257,930

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

As required by the SEC rules, our management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except to the extent the factors described in paragraph (b) below may affect the disclosure controls and procedures, the Company's disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, as noted above.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibits

Exhibit Number	Description

31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant

DATE	SIGNATURE
November 17 , 2005	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer
November 17 , 2005	/s/ Jennifer North Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002