Form 10KSB/A
period 2005-03-31
ZIM CORP
filed 2006-01-19
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Commission on June 21, 2005 and amended on November 17, 2005, is being filed solely to amend Part I, Item 1; Part II, Item 5; and Part II, Item 8A. These amendments speak as of the original filing date of the Form 10-KSB for the fiscal year ended March 31, 2005. No other change has been made to the amended Annual Report on Form 10-KSB/A.

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-KSB/A/2 contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Annual Report on Form 10-KSB, other than as required by law.

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

VIRTUAL MOBILE

Virtual Mobile is an inbound SMS solution that allocates a mobile number to an SMS server. With Virtual Mobile, users send SMS messages to this defined mobile number and the information is captured by the SMS application. Virtual Mobile is a solution used for SMS-enabled interactive applications, services and advertising promotions including:

○	Interactive broadcasting - text in votes for TV and radio contests;

○	Entertainment and information services - interactive SMS games, SMS chat,
SMS finder, and on-demand financial, travel, sports, news information; and

○	Mobile advertising - Print media and packaging, SMS coupons, competitions
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

COMPETITION

ZIM operates primarily in the SMS aggregation industry. The aggregation industry is highly competitive and rapidly changing due to the nature of the growing market. We have many competitors in the industry including, Wireless Information Network PLC (WIN), MBlox and Mobile365. These competitors may have certain competitive advantages over us, including but not limited to:

○	substantially greater financial and technical resources;
○	more extensive and well developed marketing and sales networks;
○	greater global brand recognition among mobile content providers; and
○	larger customer bases.

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

RISK FACTORS

This Annual Report on Form 10-KSB/A contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report.

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

WE HAVE CONTRACTED WITH THIRD PARTIES TO PROVIDE SERVICES FOR OUR NETWORK AND WE MAY LOSE USERS AND REVENUE IF THESE ARRANGEMENTS ARE TERMINATED.

We have arrangements with a number of third parties to provide services to our customer base. Although no single third party service provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful technical platforms, or if a large number of our existing relationships are terminated, we could lose customers and our services may become less reliable. We have recently experienced fee increases from some of our service providers, mobile operators or other aggregators. If this trend continues, our gross profit from messaging services may be adversely affected.

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

REPORTS TO SECURITY HOLDERS

We file annual and quarterly reports with the SEC. In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and directors, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's public reference room at Judiciary Plaza, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at http://www.sec.gov. In addition, our periodic reports and Section 16 filings are accessible through our internet web site at www.zim.biz.

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

On June 25, 2004, we issued 1,010,555 units in a non-brokered private placement to non-U.S. investors at $0.38 per unit. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.38 per share expiring September 25, 2005. The units were issued to unaffiliated persons, except that Michael Cowpland, the Chief Executive Officer of ZIM purchased 387,895 units and his spouse and a corporation controlled by his spouse purchased 193,947 units each.

On July 30, 2004, we issued 2,004,211 units in a non-brokered private placement to the spouse of the Chief Executive Officer at $0.38 per unit and, as a result, raised $761,600 in the aggregate. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.38 per share expiring October 30, 2005.

On October 7, 2004, we issued 1,018,077 units in a non-brokered private placement to the spouse of the Chief Executive Officer at $0.39 per unit and, as a result, raised $397,050 in the aggregate. Each unit consists of one common share and two warrants to purchase an additional common share per warrant at $0.39 per share expiring January 7, 2006.

All of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, based on our conduct of these respective offerings not involving any general solicitation or advertising, the “accredited investor” status (or comparable status under applicable foreign laws) and (in addition to such status) the investment sophistication and financial means of the persons acquiring the shares, their acknowledgment of the risks involved and their ability to bear such risks, the fact that they required us to make representations to them about our business, the fact that we made available to them any materials relating to our business, finances and operations that they requested and afforded them the opportunity to ask questions about such matters, and the steps we took to ensure that such persons were not “underwriters,” including without limitation making pertinent inquiries and imposing resale restrictions on the shares acquired.

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

Securities authorized for issuance under equity compensation plans at March 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding the securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,551,871[1]	$0.58	4,614,829
Equity compensation plans not approved by security holders	6,110,000[2]	$0.81	NIL
Total	22,661,871	$0.64	4,614,829

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

_________________________

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below, related to the Corporation’s financial reporting processes and information technology security protocols.

The Company's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency in one or more of the internal control components that, alone or in the aggregate, precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

These deficiencies consisted principally of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. To remedy these deficiencies, the Company has engaged additional compliance staff to oversee the Company’s internal controls and to assist in the identification and implementation of improvements to the Company’s internal control over financial reporting. In addition, the Company has begun identifying and developing certain enhancements to its internal control over financial reporting, including improving its contract administration and billing procedures, and the increased automation of several recurring transactions. We have also implemented regular monthly and weekly reviews of information to reduce the likelihood of untimely identification and resolution of accounting matters.

Other internal control deficiencies that our auditors considered to contribute to the material weakness and the remedies taken to date, or planned, are as follows:

•         We are reliant on manual systems to account for revenue and expenses. The industry we operate in is relatively new and we have been unable to find a cost-effective automated process that would eliminate our manual systems. As such we are dependant on tools such as Excel and reviews by managers and other finance team members. In order to avoid errors, all manual calculations are cross-referenced to contracts and subsequent amendments for accuracy. We have developed a contract review policy that involves senior level sales personnel and the CFO.

•            We are reliant upon data from mobile operators, or other aggregators, to determine successful traffic levels. Mobile operators in the UK have developed reporting systems that are timely and accurate. However, some mobile operators in North America have only begun in this fiscal year to solidify their reporting process. In particular, we were subject to significant time delays in verifying the accuracy of the traffic information. In order to compensate for delays in receiving the data, we compare actual traffic reports from mobile operators or other aggregators to our internally generated traffic reports on a monthly basis. Based on these reviews we are able to determine estimates, that we believe are reliable, for differences in traffic numbers,

•            Historically we had internal control deficiencies in our information technology security protocols. These deficiencies were primarily a result of our development of SMS Office. Since we are no longer actively developing this product we have been able to improve information technology security protocols. In addition, we have recently increased the information technology staff to add further controls and improvements.

The Company intends to continue to implement these and other enhancements to its internal controls during fiscal 2006 and beyond. Management believes that these enhancements will assist in addressing the identified deficiencies. However, the size of the Company continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, we enhanced our internal controls over financial reporting by hiring additional compliance staff and expanding the scope of our monthly reviews of financial statements. These changes have not yet had a material effect on our internal controls over financial reporting, but are reasonably likely to materially affect our internal controls over financial reporting in the future. These changes were made in response to a reportable condition at December 31, 2004, as identified by the Company’s independent registered public accounting firm and disclosed by the Company in its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

ITEM 8B. OTHER INFORMATION.

Not applicable.

ITEM 13. EXHIBITS.

(a) Exhibits

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

(Registrant)

By /s/ Michael Cowpland

------------------------------------

Michael Cowpland (President and CEO)

Date	January 19, 2006

EXHIBIT INDEX

Exhibit	EXHIBIT

Number

2.1	Reincorporation Merger Agreement (1)
2.2	Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(2)
2.3	Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)
2.4	Share Purchase Agreement dated February 10, 2004 among ZIM Corporation and the Shareholders of each of EPL Communications Limited and E-Promotions Limited (3)
3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
4.1†	The Registrant's 2003 Stock Option Plan (4)
4.2	Form of Subscription Agreement by and between certain investors and ZIM Corporation dated January 30, 2004 (5)
4.2.1	Amended Form of Warrant Agreement by and between certain investors and ZIM Corporation (6)
4.3	Form of Warrant Agreement by and between certain investors and ZIM Corporation (7)
10.1	Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT. (8)
10.2	Form of Subscription Agreement by and among certain investors and ZIM Corporation dated July 30, 2004 (8)
10.2.1	Form of Warrant Agreement by and among certain investors and ZIM Corporation dated June 30, 2004 (8)
10.3 †	Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(9)
10.4	ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000 (10)
10.7	ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002 (10)
10.8	Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004. (11)
10.9	Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (11)
10.10	Addendum I dated October 11, 2004 to Agreement by and between ZIM Corporation and ** dated June 23, 2004. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.(13)
14.1	Code of Ethics of ZIM Corporation (12)
21.1	List of subsidiaries of the Registrant (5)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on November 1, 2002 (333-100920).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2004.
(4)	Incorporated by reference to the Definitive Form 14A filed with the Commission on October 27, 2003.
(5)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 22, 2004 (333-114736).
(6)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form SB-2 filed with the Commission on June 30, 2004. (333-114736)
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004
(9)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 24, 2003 (333-106412).
(10)	Incorporated by reference to the Registrant’s Amendment No.4 to the Registration Statement on Form S-4 filed with the Commission on April 14, 2004 (333-100920)
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Commission on June 21, 2005.
(13)	Incorporated by reference to the Registrant’s amended Annual Report on Form 10-KSB/A filed with the Commission on November 17, 2005.
(*)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Commission on June 21, 2005.
†	Management contract or compensatory plan or arrangement.