Form 10QSB/A
period 2005-06-30
ZIM CORP
filed 2006-01-19
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-QSB for the fiscal period from April 1, 2005 to June 30, 2005 filed with the Commission on August 11, 2005 and amended on November 17, 2005 is being filed to revise the disclosure in Part I, Item 3 (Controls and Procedures). Included herewith are the certifications filed as Exhibits 31.1 and 31.2, which have been re-executed as of the date of this amendment. No other change has been made to the Quarterly Report on Form 10-QSB/A.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 3. Controls and Procedures	4

PART II. OTHER INFORMATION

Item 6. Exhibits	5

Signatures	6
Exhibits

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described in our Form 10-KSB for the year ended March 31, 2005, as amended, relating to the Corporation’s financial reporting processes and information technology security protocols.

(b) Changes in internal control over financial reporting.

The Company continues to expand the scope of its monthly review of the financial statements and has identified and begun implementing certain enhancements to its internal control over financial reporting. During the first quarter of 2006, the Company has realigned roles within the finance department to allow for additional controls over financial reporting. We have increased the responsibilities of the team so there is a greater understanding of the affect of each role within the department. By increasing responsibility, staff is now doing regular analytical reviews and checks for accuracy. Other than the foregoing, there was no change in our internal control over financial reporting during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to continue to implement enhancements during the remainder of fiscal 2006 and beyond. Management believes that these enhancements will assist in addressing the matters discussed above. However, the size of the Company continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant

DATE	SIGNATURE
January 19, 2006	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
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

8