Form 10QSB/A
period 2005-09-30
ZIM CORP
filed 2006-01-19
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal period from July 1, 2005 to September 30, 2005 filed with the Commission on November 14, 2005 is being filed to revise the disclosure in Part I, Item 3 (Controls and Procedures). Included herewith are the certifications filed as Exhibits 31.1 and 31.2, which have been re-executed as of the date of this amendment. No other change has been made to the original Quarterly Report on Form 10-QSB/A.

TABLE OF CONTENTS

Item 3. Controls and Procedures	4

Item 6. Exhibits	5

Signatures	6

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described in our Form 10-KSB for the year ended March 31, 2005, as amended, relating to the Corporation’s financial reporting processes and information technology security protocols.

(b) Changes in internal controls over financial reporting.

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

ITEM 6 – EXHIBITS

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