Form 10QSB
period 2005-12-31
ZIM CORP
filed 2006-02-14
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the quarterly period ended: December 31, 2005
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at February 13, 2006
Common shares	59,561,569

Transitional Small Business Format (check one): Yes ☐	No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended December 31, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended December 31, 2005 and December 31, 2004	4

Condensed Consolidated Balance Sheets as at December 31, 2005 (Unaudited)
and March 31, 2005	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3. Defaults upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	31

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Revenue	1,355,459	2,810,821	6,101,632	7,516,537

Operating expenses
Cost of revenue	957,054	2,281,976	4,744,896	6,176,354
Selling, general and administrative	545,597	524,604	1,837,834	2,384,587
Research and development	111,814	207,446	344,082	572,047
Amortization of intangible assets	-	93,390	2,984	266,173
Impairment of long lived asset	2,133,197	-	2,133,197	-
Total operating expenses	3,747,662	3,107,416	9,062,993	9,399,161

Loss from operations	(2,392,203)	(296,595)	(2,961,361)	(1,882,624)
Other income (expense):
Loss on disposition of property and equipment	-	(4,018)	(9,883)	(33,561)
Interest income (expense), net	(2,707)	3,435	(5,998)	4,056
Total other expense	(2,707)	(583)	(15,881)	(29,505)
Loss before income taxes	(2,394,910)	(297,178)	(2,977,242)	(1,912,129)
Income tax benefit	2,980	44,324	19,711	132,056

Net loss	(2,391,930)	(252,854)	(2,957,531)	(1,780,073)

Basic and fully diluted loss per share	(0.040)	(0.004)	(0.050)	(0.031)

Weighted average number of shares outstanding	59,561,569	59,365,743	59,559,824	57,481,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss	(2,957,531)	(1,780,073)
Items not involving cash:
Depreciation of property and equipment	71,579	157,430
Amortization of intangible assets	2,984	417,393
Loss on disposition of property and equipment	9,883	33,561
Stock-based compensation	248,725	303,708
Impairment of long-lived asset	2,133,197	-
Changes in operating working capital	(133,128)	(581,840)
Cash flows used in operating activities	(624,291)	(1,449,821)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	911
Purchase of property and equipment	(48,920)	(36,015)
Cash flows used in investing activities	(48,920)	(35,104)

FINANCING ACTIVITIES
Proceeds from the exercise of options	7,429	66,600
Proceeds from shares issued through a private placement	-	1,540,186
Net proceeds from related parties	421,302	-
Cash flows provided by financing activities	428,731	1,606,786

Effect of changes in exchange rates on cash	(46,170)	70,208

Increase (decrease) in cash	(290,650)	192,069
Cash, beginning of period	737,888	870,520
Cash, end of period	447,238	1,062,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS	$	$
Current assets:
Cash	447,238	737,888
Accounts receivable, net	1,370,822	2,174,148
Investment tax credits receivable	622,658	512,337
Prepaid expenses	24,819	98,541
	2,465,537	3,522,914
Property and equipment, net	308,416	211,843
Intangible assets, net	-	3,056
Goodwill	-	2,068,881
	2,773,953	5,806,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	712,352	1,163,586
Accrued liabilities	488,635	875,006
Deferred revenue	281,190	363,612
Due to a shareholder	421,302	-
	1,903,479	2,402,204
Deferred rent	69,208	-
	1,972,687	2,402,204
Shareholders' equity:
Preferred shares, no par value, non-cumulative	-	-
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at December 31, 2005 and March 31, 2005.

Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at December 31, 2005 and March 31, 2005.	-	-
Common shares, no par value, voting, unlimited authorized shares
59,561,569 shares issued and outstanding as at December 31, 2005 and 59,517,869 shares as at March 31, 2005.	17,658,435	17,651,006
Additional paid-in capital	2,123,644	1,875,381
Accumulated deficit	(19,171,211)	(16,213,680)
Accumulated other comprehensive income	190,398	91,783
	801,266	3,404,490
	2,773,953	5,806,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB, as amended. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2 - COMPANY BACKGROUND AND LIQUIDITY

COMPANY OVERVIEW

ZIM is a provider of mobile messaging and data services. In addition, the Company has designed and developed consumer and enterprise applications for the global SMS (“Short Message Service”) channel. Prior to entering the SMS or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

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

COMPANY BACKGROUND

Historically, ZIM has been known as a developer and provider of the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for the Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales as well as through an established network of value added resellers ("VARs") and distributors.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

Beginning in 2001, ZIM expanded its business strategy to include the design and development of a line of mobile data software products. ZIM designed these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, mobile messaging, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The use of SMS is already considered an accepted form of communication throughout Europe and Asia and the market is now expanding in North America.

Since the acquisition of EPL, ZIM has focused on providing aggregation services to the mobile community. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our customers.

During this fiscal year, ZIM has experienced continuing pressure on gross margins in the aggregation industry for text messaging. As a result, ZIM intends to focus on expanding the use of our existing platform to enable the aggregation of rich content such as ring tones, wallpapers, and other content that can be sent from the internet to the cell phone.

LIQUIDITY

The Company has incurred a net loss of $2,391,930 and $2,957,531 during the three and nine months ended December 31, 2005. In addition, the Company generated negative cash flows from operations of $624,291 for the nine months ended December 31, 2005 and has generated negative cash flows from operations during the last five years.

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

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

In the longer term, the Company has to generate the level of sales which would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the ability to attract new customers, the market acceptance of its services or software and the level of its promotional activities and advertising required to support its activities. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

3 – STOCK OPTION PLAN

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

The following table illustrates the effect on net loss and basic and diluted net loss per share as if ZIM had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net loss, as reported	(2,391,930)	(252,854)	(2,957,531)	(1,780,073)

Stock-based compensation income (expense) included in net loss	-	-	-	-
Stock-based employee compensation expense determined under fair value based method for all awards
	(135,593)	(25,206)	(160,515)	(1,164,327)
Net loss, pro forma	(2,527,523)	(278,060)	(3,118,046)	(2,944,400)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.040)	(0.004)	(0.050)	(0.031)

Pro forma, basic and diluted	(0.042)	(0.005)	(0.052)	(0.051)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three and nine months ended December 31, 2005	Three and nine months ended December 31, 2004

Risk-free interest rates	4.50%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	1.5

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

Total options granted during the three and nine months ended December 31, 2005 were 2,730,000 and 6,620,000, respectively, and for the three and nine months ended December 31, 2004, were 338,333 and 6,990,833, respectively.

Options granted to employees during the three and nine months ended December 31, 2005 were 2,570,000 and 2,860,000, respectively and for the three and nine months ended December 31, 2004, were 198,333 and 5,690,833 respectively.

Options granted to consultants during the three months and nine months ended December 31, 2005 were 160,000 and 3,760,000, respectively, and for the three and nine months ended December 31, 2004 were 140,000 and 1,300,000, respectively. The fair value of stock options issued to non-employees at date of grant was estimated using the Black-Scholes pricing model with the same assumptions as employee grants. Compensation expense of $8,125 and $248,725 was recognized in the three and nine months ended December 31, 2005 based on the fair value of these options. Compensation expense of $21,884 and $303,708 was recognized in the three and nine months ended December 31, 2004, respectively, based on the fair value of these options.

4 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2003, goodwill and other intangible assets with an indefinite useful life are not amortized but are evaluated for impairment annually.

Based on negative trends in our results and in the industry at large, ZIM performed an impairment review in the third quarter to determine if the recorded goodwill was impaired. Our impairment review compares the fair value of EPL to their respective carrying values, including the goodwill related to these reporting units.

The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows; this resulted in a $2,133,197 non-cash impairment charge. As of the date of our last impairment test, March 31, 2005, ZIM anticipated significantly higher margins and increases in its revenue levels from prior years, based on its actual results in fiscal 2005, the industry trends and reviewing comparable companies. However, due to the saturation in the market, which ZIM was unable to predict at the time of the previous impairment test, ZIM has been unable to increase revenues, and in fact have experienced declines in revenue from the last fiscal year. At this time, ZIM does not foresee achieving the growth targets anticipated for future years. In addition, the margins experienced continue to decline as the industry is becoming more competitive. Due to these factors, ZIM will continue to offer its aggregation services but will focus on new growth opportunities within the mobile industry.

As a result of the decrease in revenues, the increased competition and our decision to focus on new areas of growth, ZIM determined that the goodwill acquired in the EPL acquisition is fully impaired.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

5- LOSS PER SHARE

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	December 31, 2005	December 31, 2004

Stock options	-	4,356,835
Warrants	-	8,065,686

Total options outstanding at December 31, 2005 and 2004 were 27,919,371 and 21,728,171 respectively. Total warrants outstanding at December 31, 2005 and 2004 were 3,186,160 and 9,215,692, respectively. Of the warrants outstanding on December 31, 2005, 2,036,154 expired on January 7, 2006 and 1,150,006 will expire on May 30, 2008. On September 25, 2005, 2,021,110 warrants expired and on October 30, 2005, 4,008,422 warrants expired.

6 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured a further $429,900 operating line of credit from its Chief Executive Officer on the same financial terms as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. During the three months ended December 31, 2005, the Company borrowed $421,302 from this operating line of credit.

7 - SHAREHOLDERS' EQUITY

The Company issued NIL and 43,700 common shares, respectively, during the three and nine months ended December 31, 2005 and NIL and 220,000 common shares, respectively, for the three months and nine months ended December 31, 2004, pursuant to the exercise of stock options by employees. Proceeds during the nine months ended December 31, 2005 from the exercise of these options were $7,429 and for the nine months ended December 31, 2004 were $66,600.

ADDITIONAL PAID IN CAPITAL

The Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $8,125 and $248,725, for the three and nine months ended December 31, 2005 and by $21,884 and $303,708 for the three and nine months ended December 31, 2004, respectively.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

8 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net loss, as reported	(2,391,930)	(252,854)	(2,957,531)	(1,780,073)
Foreign currency translation adjustment	(35,251)	260,876	98,615	434,050
Comprehensive loss	(2,427,181)	8,022	(2,858,916)	(1,346,023)

9 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the year ended March 31, 2005.

The following table sets forth external revenues and losses attributable to and used by the two identified product lines:

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
SMS applications
Revenue	1,000,299	2,508,413	5,098,248	6,582,354
Cost of revenue	(903,657)	(2,198,095)	(4,586,983)	(5,970,912)
Gross margin	96,642	310,318	511,265	611,442

Allocation of operating expenses	522,474	639,759	1,672,516	2,583,884
Amortization of intangible assets	-	90,753	-	257,846
Loss on disposal of fixed assets	-	4,018	9,883	33,561
Allocation of interest expense (income)	2,262	(3,002)	5,104	(3,545)
Impairment of long-lived asset	2,133,197		2,133,197	-
Income tax expense (recoverable)	(29,833)	(59,802)	(86,926)	(166,008)
	2,628,100	671,726	3,733,774	2,705,738

Net loss from SMS segment	(2,531,458)	(361,408)	(3,222,509)	(2,094,296)

Software
Revenue	355,160	302,408	1,003,384	934,183
Cost of revenue	(53,397)	(83,881)	(157,913)	(205,442)
Gross margin	301,763	218,527	845,471	728,741

Allocation of operating expenses	134,937	92,291	509,400	372,750
Amortization of intangible assets	0	2,637	2,984	8,327
Allocation of interest expense (income)	445	(433)	894	(511)
Income tax expense (recoverable)	26,853	15,478	67,215	33,952
	162,235	109,973	580,493	414,518

Net income from software segment	139,528	108,554	264,978	314,223

	December 31, 2005	March 31, 2005
	(Unaudited)	(Audited)
	$	$
Segment assets
SMS applications	2,317,790	5,074,629
Software	456,163	732,065
	2,773,953	5,806,694

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenues
United States	191,247	1,663,766	1,793,495	3,272,328
United Kingdom	628,153	757,618	1,956,261	3,114,454
Europe	2,751	37,407	692,187	95,916
Brazil	272,261	205,442	795,362	626,665
Canada	259,528	144,453	856,887	397,923
Other	1,519	2,135	7,440	9,251
Total revenue	1,355,459	2,810,821	6,101,632	7,516,537

10 - COMMITMENTS AND CONTINGENCIES

The Company has the following minimum lease payments for the next five years:

2006	13,070
2007	52,279
2008	52,279
2009	52,279
2010	52,279
222,186

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. In addition to the Risk Factors in our Annual Report on Form 10-KSB, we also are faced with the following risks; i) that we will be unable to successfully offer new rich content through WAP (Wireless Application Protocol) technology, ii) we have contracted with third parties to provide content for our customers and we may lose revenue if these arrangements are terminated and iii) in order to comply with various international regulatory requirements, we are reliant on our systems, our suppliers and our customers to abide by the regulations, if these companies, or ourselves, are not in compliance with applicable regulations, our business could be adversely affected. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

EXECUTIVE SUMMARY

Revenue for the third quarter was $1,355,459, a decrease compared with revenue of $2,810,821 in the third quarter of last fiscal year. The decrease is attributable to the decline in revenue from our SMS services and aggregation.

Net loss for the quarter ended December 31, 2005 was $2,391,930 as compared to $252,854 for the quarter ended December 31, 2006. Included in the net loss for the quarter ended December 31, 2005 is a non-cash amount of $2,133,197 relating to the impairment of the goodwill recognized in the EPL acquisition. Due to the decrease in revenues relating to ZIM’s aggregator services and the continued saturation of the aggregation market, management does not expect revenues to improve. Due to these negative trends, management decided to perform their goodwill impairment test on December 31, 2005 and as a result, goodwill was determined to be fully impaired. The net loss from operations for the third quarter of this fiscal year, before the impairment of the goodwill was, $258,733.

ZIM had cash of $447,238 at December 31, 2005 as compared to $737,888 at March 31, 2005. ZIM used $421,302 on the unsecured revolving line of credit from Dr. Cowpland, ZIM’s chief executive officer. Cash used in operations for the nine months ended December 31, 2005 was $624,291.

BUSINESS OVERVIEW

ZIM is an international aggregator of text messages. We provide premium, bulk and interactive services to the mobile community. Our focus to date has been solely on SMS messages which are available only on cell phone networks allowing text messages of up to 160 characters to be sent and received. The text or SMS aggregation market has become increasingly competitive in the past 18 months and as a result, we are exploring further ways to expand our product offerings while maximizing the value of our existing technical platform and our expertise. Although we believe that SMS will continue to be a viable market for us to operate in, we are expanding our product offering beyond the limitations of 160 characters and text.

We are currently exploring the ability to send “rich content” such as ring tones and wallpapers using new “WAP” connections. WAP (Wireless Application Protocol) was designed to allow wireless devices, including cell phones and PDAs, and their limited screens and connection speeds, to access Internet and intranet applications. WAP is an evolving standard that has built a significant degree of industry support, making it the standard of choice for delivering and presenting wireless Internet services to the market for handheld devices. We will focus our efforts for the balance of the year on preparing our platform to be WAP enabled, as well as working with the mobile operators to ensure that we have connections with each of them, either directly or through other aggregators. We will also focus on either obtaining our own rich content to market directly to mobile phone users and other mobile marketing companies. There is no guarantee that we will be able to successfully change our company focus or that we will be able to generate sufficient revenue from this change.

We believe it is appropriate to expand our offering as we believe there are now more mobile internet enabled phones in the market with improved user interfaces and more acceptance of WAP. In addition, historically in North America, ring tones and other content was only available on the cell phone directly from the mobile operator. In the past few months, North American mobile operators have opened up the market to allow third parties to sell rich content.

Our existing technology and partnerships will allow us to transition into the rich content market using WAP technologies without significant investment or modifications to our platform. We are currently working with the mobile operators in Canada to open our WAP connections.

Our main product within the SMS industry continues to be “ZIM Chat.” Rogers AT&T Wireless, a Canadian telecommunications company, adopted and launched ZIM Chat, allowing real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging. There has been no growth in this revenue since its inception.

In addition to the above markets, we continue to sell the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs and distributors.

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

With the exception of performing our goodwill impairment test on December 31, 2005 instead of March 31, our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2005. The following supplemental information on our critical accounting policies, while fully described in Note 2 to the consolidated financial statements, contain significant judgments and estimates as described below.

GOODWILL IMPAIRMENT

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Pursuant to the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), goodwill and other intangible assets with an indefinite useful life are tested for impairment at least annually. We performed a review in the third quarter of this fiscal year as there were indicators of potential impairment in our recorded goodwill associated with the acquisition of EPL.

This evaluation of goodwill resulted in a non-cash impairment charge of $2,133,197. See further details of this impairment in the analysis of the expenses and in Note 4 to the ZIM Corporation Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2005 and 2004. The information for the three and nine months ended December 31, 2005, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2005, and includes all adjustments necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

	Three months ended December 31, 2005	As a %	Three months ended December 31, 2004	As a %
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	214,656	16%	319,843	12%
Premium SMS	758,663	56%	2,085,311	75%
Other SMS services	12,527	1%	66,402	2%
SMS products	14,453	1%	36,857	1%
	1,000,299	74%	2,508,413	90%

Software	117,154	9%	37,578	1%
Maintenance and consulting	238,006	17%	264,830	9%
	355,160	26%	302,408	10%

	1,355,459	100%	2,810,821	100%

Total revenues for the three months ended December 31, 2005 were $1,355,459 as compared to $2,810,821 for the three months ended December 31, 2004. The decrease of $1,455,362, or 52%, in revenues is attributable to reduced revenue from our SMS offerings.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. We recognize revenue on these messages once the messages are sent to the end user. Our bulk SMS messaging revenue decreased from $319,843 for the three months ended December 31, 2004 to $214,656 for the three months ended December 31, 2005. The decrease of $105,187 or 33% is mainly due to our inability to offer a low cost route as discussed below.

During the third quarter of this fiscal year, we were unable to offer a messaging route for our customers that was competitively priced. As a result, we experienced a decrease in our revenue from customers that make their supplier decision solely based on pricing. We continue to offer a route we consider to be highly reliable to our customers; it is however priced to reflect the higher reliability level.

We will continue to search for cost-effective, reliable routes. However there is no guarantee that we will be successful and there is no guarantee that we can attract new customers to use the new route. We expect revenues for bulk revenue to remain at approximately the current level for the fourth quarter of this fiscal year.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $2,085,311 for the three months ended December 31, 2004 to $758,663 for the three months ended December 31, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

The decrease in revenue is primarily a result of decreased content received from a key supplier. We do not expect to see a change in the quantity of content, and the resulting revenue, received from this supplier for the balance of the year.

We believe that the decrease in revenues and margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our premium SMS revenues we are not focusing on expanding this area of the business.

OTHER SMS SERVICES

Our other SMS services revenue decreased from $66,402 for the three months ended December 31, 2004 to $12,527 for the three months ended December 31, 2005. Included in other SMS services are miscellaneous marketing campaigns, location based services (“LBS”) and virtual mobile revenues.

As anticipated, management does not see future growth in these services. These services have not been accepted by the public at large as having value. Effective January 2006, the LBS service was terminated. We will continue to operate the other services without adding any further improvements.

SMS PRODUCTS

Revenues from our SMS products decreased from $36,857 for the three months ended December 31, 2004 to $14,453 for the three months ended December 31, 2005. The decrease in revenues is primarily related to losing a customer acquired in the acquisition of EPL in the UK. This customer continued to use our services until January 2005. Management does not anticipate significant changes in revenues from SMS products for the balance of the fiscal year.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Sales from the Zim IDE software increased substantially from $37,578 for the three months ended December 31, 2004 to $117,154 for the three months ended December 31, 2005 due to a significant sale in Brazil. Management does not expect to see sales to continue at the same rate we experienced this quarter.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. The maintenance revenues for the three months ended December 31, 2004 of $264,830 decreased to $238,006 for the three months ended December 31, 2005. Management expects this level of revenue to continue in the short term while our customers continue to use the Zim IDE product. However, as customers migrate to software products from international leaders, such as Oracle and Microsoft, our maintenance revenue will also start to decrease.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended December 31, 2005	Three months ended December 31, 2004	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$

Cost of revenue	957,054	2,281,976	(1,324,922)
Selling, general and administrative	545,597	524,604	20,993
Research and development	111,814	207,446	(95,632)
Amortization of intangible assets	–	93,390	(93,390)
Impairment of long lived asset	2,133,197	-	2,133,197
	3,747,662	3,107,416	640,246

COST OF REVENUE

Included in the cost of revenue are costs related to SMS revenues and costs related to the sale of Zim IDE.

	Three months ended December 31, 2005	Three months ended December 31, 2004
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	1,000,299	2,508,413
Cost of revenue	903,657	2,198,095
Gross margin	96,642	310,318

	10%	12%

Software, maintenance and consulting
Revenue	355,160	302,408
Cost of revenue	53,397	83,881
Gross margin	301,763	218,527

	85%	72%

Gross margins for SMS applications decreased from 12% to 10% for the three months ended December 31, 2004 and 2005 respectively. Although the margins have decreased from the prior year, the margins have increased substantially from our second quarter results. This is a result of a management decision to reduce bulk revenue that was operating at a loss and also a negotiated reduction in connection fees with a Canadian carrier. One of our Canadian carriers was previously charging ZIM a substantial connection fee. In the third quarter we were able to negotiate with this carrier to have our contract amended to reduce these connection costs on a go-forward basis. We also recovered approximately $64,000 in connection fees that had been accrued in the previous quarters. After taking into account the $64,000 rebate for past fees and the reduced connection fees this quarter, our actual margin was approximately 3%. Due to the lack of growth in revenue and the competitive industry, management does not expect to see significant improvements in these margins.

Gross margins for software, maintenance and consulting sales increased from 72% for the three months ended December 31, 2004 to 85% for the three months ended December 31, 2005. Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software. The increase in margins for the third quarter is consistent with our results from the second quarter. We have reduced our costs associated with supporting the Zim IDE and that is reflected in improved margins. Management will continue to support software sales with our existing staff.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended December 31, 2005 and 2004 were $545,597 and $524,604, respectively. Offsetting selling, general and administrative fees for the three months ended December 31, 2005 is an adjustment of approximately $87,000 relating to a reversal of a general accrual. As of October 2005, management deemed the likelihood of incurring this liability to be remote. As a result, the actual selling, general and administrative expenses increased in the third quarter by approximately $107,000. This increase relates to the relocation of our office and to additional legal and audit fees for various regulatory issues.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended December 31, 2005 and 2004 were $111,814 and $207,446 respectively. The decrease in expenses is primarily related to a decrease in salaries. During fiscal 2005, we reduced development of our SMS Office product and we transferred some technical staff out of research and development to work on SMS customer support.

Management expects research and development expenses to be consistent with the current levels for the balance of the year.

AMORTIZATION OF INTANGIBLE ASSETS

In February 2004 we acquired intangible assets in our acquisition of EPL. Impairment charges relating to the intangible assets were recorded in fiscal 2005. As a result, the amortization of intangible assets decreased from $93,390 for the three months ended December 31, 2004 to NIL for the three months ended December 31, 2005.

IMPAIRMENT OF LONG LIVED ASSETS

In the three months ended December 31, 2005, we have recorded non-cash impairment charges of $2,133,197 relating to goodwill acquired in the EPL acquisition. We previously evaluated our goodwill as at March 31, 2005 based on our projection of the discounted future cash flows. In performing that impairment test, management considered ZIM's projected cash flows from the international aggregator business because we believed the EPL acquisition had enabled ZIM to move into the international aggregation market. When we evaluated our goodwill on March 31, 2005, management anticipated that we would experience a growth in revenues in the aggregation industry and 15% gross margins on aggregation. Neither of these results has been realized due to the following factors therefore management conducted a new impairment test on December 31, 2005:

•	our supply of content has decreased substantially;
•	we have determined that the LBS offering is operating at a loss and effective January 2006, we are no longer offering the service;
•	new geographical markets, such as Brazil, are not available to us due to the cost barriers to entering these markets;
•	existing suppliers are able to demand competitive payment terms due to their size within the industry; and
•	the end consumer is becoming more interested in rich content as opposed to text content.

Management does not expect to see a return to historical margins or revenue levels and as a result the projection of discounted future cash flows has been revised and the end result is a full impairment of the goodwill associated with the EPL acquisition.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004

REVENUES

	Nine months ended December 31, 2005	As a %	Nine months ended December 31, 2004	As a %
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	1,000,720	17%	658,415	9%
Premium SMS	3,952,058	65%	5,592,556	74%
Other SMS services	54,623	1%	210,144	3%
SMS products	90,847	1%	121,239	2%
	5,098,248	84%	6,582,354	88%

Software	258,030	4%	216,282	3%
Maintenance and consulting	745,354	12%	717,901	9%
	1,003,384	16%	934,183	12%

	6,101,632	100%	7,516,537	100%

Total revenue for the nine months ended December 31, 2005 was $6,101,632, representing a 19% decrease from the same period in the prior year. As mentioned previously, the decrease in revenue is attributable to our SMS applications and service.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS increased for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, as a result of lower revenue levels in the first quarter of the prior fiscal period. Both second and third quarter comparisons resulted in decreased revenue levels for the current fiscal year.

PREMIUM SMS

Premium revenues decreased from $5,592,556 for the nine months ended December 31, 2004 to $3,952,058 for the nine months ended December 31, 2005. As mentioned in the analysis for the three month periods, the decrease in revenues is primarily due to the decrease in supply of content from a significant supplier.

OTHER SMS SERVICES

At the time of the acquisition of EPL, there were four main product offerings – premium, bulk, LBS and virtual mobile. LBS and virtual mobile were new applications for SMS which have not gained the market acceptance originally anticipated. As a result, there has been a decrease in these revenues. We expect a further decrease as we ceased offering LBS in January 2006.

SMS PRODUCTS

There has been a decrease in SMS products for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. The decrease is primarily related to losing a customer that we acquired from EPL in January 2005.

SOFTWARE, MAINTENANCE AND CONSULTING

Software sales have increased by $41,748 for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. This increase is primarily related to an increase in sales in Brazil in December 2005 due to one significant sale.

Maintenance and consulting revenues have increased by $27,453 for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004.

OPERATING EXPENSES

	Nine months ended December 31, 2005	Nine months ended December 31, 2004	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Cost of revenue	4,744,896	6,176,354	(1,431,458)
Selling, general and administrative	1,837,834	2,384,587	(546,753)
Research and development	344,082	572,047	(227,965)
Amortization of intangible assets	2,984	266,173	(263,189)
Impairment of long lived asset	2,133,197	-	2,133,197
	9,062,993	9,399,161	(336,168)

Total operating costs for the nine months ended December 31, 2005 were $9,062,993, a $336,168 decrease from the prior year. This change is the result of decreased costs associated with revenue, decreased costs as a result of cost management measures commencing in July 2004, the elimination of amortization associated with intangible assets purchased in the acquisition of EPL, and the impairment of a long lived asset associated with the acquisition of EPL.

COST OF REVENUE

	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	5,098,248	6,582,354
Cost of revenue	4,586,983	5,970,912
Gross margin	511,265	611,442

	10%	9%

Software, maintenance and consulting
Revenue	1,003,384	934,183
Cost of revenue	157,913	205,442
Gross margin	845,471	728,741

	84%	78%

Gross margins for SMS applications increased from 9% to 10%. As noted above, our margins for the second and third quarter of this fiscal year are substantially lower than the prior year. The reason for the increase in gross margins for the full nine months is that the gross margin for the first quarter in the prior fiscal year was -5%. This negative gross margin was a result of the fixed costs incurred prior to ZIM leveraging the aggregation business acquired from EPL.

As with the three-month comparison, the margins on software, maintenance and consulting increased due to cost saving measures in our Brazil operation. ZIM streamlined its costs in Brazil, where many of the software sales occur.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased from $2,384,587 for the nine months ended December 31, 2004 to $1,837,834 for the nine months ended December 31, 2005. As mentioned above, management underwent significant cost cutting commencing in the second quarter of fiscal 2005.

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

Amortization of intangible assets is included in the line item, “Amortization of intangible assets” and in the cost of revenue. Amortization of $151,220 relating to the technology platform is included in the cost of revenue.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, ZIM had cash of $447,238 and working capital of $562,058, as compared to cash of $737,888 and working capital of $1,120,710 at March 31, 2005. The decrease in cash and working capital is due to the decrease in our revenue and margins for the quarter.

Cash flows for the fiscal periods were as follows:

	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)
	$	$
Cash flows used in operating activities	(624,291)	(1,449,821)
Cash flows used in investing activities	(48,920)	(35,104)
Cash flows provided by financing activities	428,731	1,606,786
	(244,480)	121,861

ZIM used $624,291 in operating activities for the nine months ended December 31, 2005 compared to $1,449,821 for the nine months ended December 31, 2004.

ZIM used $48,920 of cash in its investing activities during the nine months ended December 31, 2005, as compared to $35,104 for the nine months ended December 31, 2004. The funds were used to buy miscellaneous office equipment relating to the relocation of ZIM’s office.

During the third quarter, ZIM relocated its office to a smaller space with substantially reduced rental commitments. As part of the termination of the past lease, ZIM committed to a one-time break fee of $58,275. We also purchased a limited amount of new office furniture. Leasehold improvements incurred are included in monthly rental payments. As at December 31, 2005, the unrecognized portion of $69,208 has been set up as deferred rent in our long term liabilities.

ZIM increased its cash through financing activities by $428,731 during the nine months ended December 31, 2005. Of this amount $7,429 relates to the exercise of options in the first quarter of the year and the balance of $421,302 relates to advances under the operating line of credit from the Chief Executive Officer.

ZIM will need an estimated $1,200,000 in financing in order to fund its operating losses and other working capital requirements for the next 12 months. In the first quarter of fiscal 2006, ZIM obtained a working capital line of credit for $250,000 from its principal banker. In August 2005, the Company secured a further approximate $429,000 operating line of credit from its Chief Executive Officer on the same financial terms as the working capital line of credit from its principal banker. We do not have any other credit facility under which ZIM may borrow funds for the estimated additional financing of approximately $520,000. ZIM has not received any commitments from any third parties to provide additional financing.

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

Management plans to address these issues by expanding its service and product offering into the rich content market and continuing to raise capital through the placement of equity, obtaining advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

If ZIM is unable to obtain the necessary funds, we may have to curtail or suspend some or all of our business operations, which could have a material adverse effect on our business relationships, financial results, financial condition and prospects.

CONTRACTUAL OBLIGATIONS

As a result of the relocation of our offices, ZIM’s contractual operating lease obligations have changed to the following:

2006	13,070
2007	52,279
2008	52,279
2009	52,279
2010	52,279
222,186

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for ZIM beginning with fiscal 2007.

ZIM is evaluating the impact of its adoption of SFAS 123R and currently expects that it will have a material affect on our operating expenses.

(II) SFAS 153

The FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 ("APB 29"), and “Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect there to be any material effect on the consolidated financial statements upon adoption of the new standard.

(III) SFAS 154

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement will be effective for accounting changes made by ZIM beginning with fiscal 2007.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described in our Form 10-KSB for the year ended March 31, 2005, as amended, relating to the Corporation’s financial reporting processes and information technology security protocols.

(b) Changes in internal controls over financial reporting.

The Company continues to expand the scope of its monthly review of the financial statements and is implementing certain enhancements to its internal controls over financial reporting. In the third quarter of fiscal 2006 we further increased responsibility for different members of the finance team to eliminate redundant activities, and to increase the opportunity to verify the accuracy of information. We also altered our work environment to create an open concept working environment which is more conducive to an effective internal system of communication and flow of information.  Teams are grouped into workspaces that allow information to flow freely keeping everyone informed and up to date.  This communication has increased efficiency and understanding of the entire financial team. We have also focused on improving communication between departments including finance and engineering to ensure all data, from all sources is being captured and recorded in a timely manner. We have implemented new timely reporting requirements from the engineering department in order to ensure accurate revenue and expense tracking.

Other than the foregoing, there was no change in our internal control over financial reporting during the third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to continue to implement enhancements during the remainder of fiscal 2006 and beyond. Management believes that these enhancements will assist in addressing the matters discussed above. However, the size of the Company will continue for the foreseeable future to prevent us from being able to employ sufficient resources to enable us to have optimal segregation of duties within our internal control system.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant

DATE	SIGNATURE
February 14, 2006	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer
February 14, 2006	/s/ Jennifer North Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----
(1)

Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the “Commission”) on November 1, 2002 (File No. 333-100920)