Form 10KSB/A
period 2005-03-31
ZIM CORP
filed 2006-04-24
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-3

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________

Commission File Number: 000-31691

ZIM CORPORATION

(Exact name of Registrant as specified in our charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)
150 Isabella Street, Suite 150, Ottawa, Ontario, Canada (Address of Principal Executive Offices)	K1S 1V7 (Zip Code)

Issuer’s telephone number, including area code: (613) 727-1397

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common shares, no par value	Over the Counter Bulletin Board

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

The registrant's revenues for our most recent fiscal year were $4,342,321. The aggregate market value of voting stock held by non-affiliates is $4,430,450 based on 27,518,324 shares at June 8, 2005 held by non-affiliates. The registrant does not have any authorized or issued and outstanding non-voting stock. The closing price on the Over the Counter Bulletin Board on June 8, 2005 was $0.161.

The number of common shares of the registrant outstanding as of June 8, 2005 was 59,561,569.

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-KSB/A-3 to ZIM Corporation’s Annual Report on Form 10-KSB for the year ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2005 (the “Original Form 10-KSB”) and amended on November 17, 2005 and January 19, 2006 to reflect the restatement of our consolidated statements of operations for the year ended March 31, 2005 and the ten months ended March 31, 2004 and to add additional disclosure on Exhibit 10.1 and 10.10, which we had previously requested confidential treatment for.

This Form 10-KSB/A-3 amends and restates Part II, Items 6 and 7 and Exhibits 10.1, 10.10, 31.1, 31.2 32.1 and 32.2, referred to in Item 13 of Part IV of the Original Form 10-KSB, as a result of and to reflect the restatements or the confidential treatment request. No other information in the Original Form 10-KSB is amended hereby. This Form 10-KSB/A-3 has been repaginated, and references to “Form 10- KSB” have been revised to refer to “Form 10- KSB/A-3,” as applicable.

Except for the amended information referred to above, this Form 10-KSB/A-3 continues to speak as of June 21, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date or circumstances existing at the time of filing this Form 10-KSB/A-3, which may be materially different than those contemplated by the Original Form 10-KSB. Events occurring after the date of the Original Form 10-KSB, and other disclosures necessary to reflect subsequent events, will be addressed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, which we will file subsequently and our amended Quarterly Report on Form 10-QSB/A-3 for the quarterly period ended June 30, 2005, our amended Quarterly Report on Form 10-QSB/A-2 for the quarterly period ended September 30, 2005 and our amended Quarterly Report on Form 10-QSB/A for the quarterly period ended December 31, 2005, which are being filed concurrently with this Form 10-KSB/A-3; and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-KSB.

TABLE OF CONTENTS

PART II

Item 6. Management's Discussion and Analysis or Plan of Operation.	5
Item 7. Financial Statements (As Restated)	20

PART IV

Item 13. Exhibits	52

SIGNATURES	54

INDEX TO EXHIBITS	55

This Annual Report on Form 10-KSB/A-3 contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A-3, other than as required by law.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A-3. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB/A. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A-3, other than as required by law.

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

Highlights for the year include:

•	Integration of EPL operations;
•	Implementation of a 24-7 support team;
•	Development of strategic relationships to allow us to connect with 46 international mobile operators;
•	Implementation of ZIM Chat; and
•	Release of Zim 8

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

RESTATEMENT OF STATEMENT OF OPERATIONS

As a result of input from the SEC, discussions with our independent registered public accounting firm and the Audit Committee, management determined it necessary to restate the previously issued financial statements due to a change in our revenue recognition policy for premium messaging transactions. Since February 2004, when we acquired EPL Communications and E-Promotions (together referred to as “EPL”), we have been recording revenues on a gross basis, as a result of our initial analysis of EITF Report No. 99-19 ("Reporting Gross as a Principal versus Net as an Agent"), which was also consistent with the method EPL and other UK aggregators had been using. After further evaluating EITF Report No. 99-19, management has determined that net accounting is the more appropriate treatment of its premium messaging revenue.

In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our consolidated statements of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations as a cost of revenue. We have concluded that ZIM is not the primary obligor in the transaction and as a result, the revenue we record should be limited to the revenue we receive from the mobile operators, net of the amount of revenue shared with the mobile content provider.

The restatement of the revenue and cost of revenue for the year ended March 31, 2005 and the ten months ended March 31, 2004 resulted in the following adjustments:

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$

Change to revenues	(5,685,131)	(403,684)

Change to cost of revenue	(5,685,131)	(403,684)

Change to net loss	–	–

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

The following supplemental information on our critical accounting policies, while fully described in Note 3 to the consolidated financial statements, contain significant judgments and estimates as described below.

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

The annual evaluation of goodwill associated with ZTI do Brasil Ltda. performed during the fourth quarter of 2005 resulted in a non-cash impairment charge of approximately $530,000. See further details of this impairment in the analysis of the expenses and in Note 8 to the ZIM Corporation Consolidated Financial Statements.

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

Bulk messaging

Bulk messaging revenue is derived by selling our customers a set of messages. Smaller customers may purchase approximately 5,000 credits from our internet site. These customers pay by credit card and there is no refund of credits if they are unused. Revenue is recognized as the credits are used.

Other customers purchase larger allotments of messages. These customers contract with ZIM for service levels, prices and payment terms. Under these contracts, revenue is recognized when our customer uses their credits, sends their message and revenue is considered collectible.

All costs associated with sending these messages are included in costs of revenue.

Premium messaging

SMS premium messaging services revenues are derived principally from providing mobile content providers connections to mobile operators and allowing their end users to expand on their SMS capabilities and other services. These services include news and other content subscriptions. Revenues from SMS messaging services are recognized based on fees received from the mobile operator, after all payments to the mobile content providers. Such revenues are recognized by ZIM in the period in which the service is performed, provided that no significant Company obligations remain, the collection of the receivables is reasonably assured and the amounts can be accurately estimated.

We contract with mobile content providers and third party mobile operators for billing and transmission services related to the mobile value-added services. The mobile operator collects the fee from the end users and sends ZIM a pre-determined portion. ZIM then pays the mobile content provider their portion of the fee. The portion paid to the mobile content provider is referred to as a revenue share. We record the net amount as our revenue. The net amount is calculated as the amount received from the mobile operator less the revenue share paid to the mobile content supplier. We considered EITF 99-19 in determining whether we should recognize such revenues at gross or net of the revenue shared with mobile content providers for billing and transmission services. We believe that based on our arrangement with third parties, as stipulated in our agreements with them, the net approach is appropriate.

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

Other SMS services and products

Fee-based services, including LSB, virtual mobile and SMS Mail, allow our users to subscribe for services on our web sites. Revenues from these services are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

The change in our revenue recognition policy and the resulting restatements of our consolidated statements of operations reported in the Form 10-KSB/A-3 were prompted by our conclusion that the new policy is more consistent with GAAP, including EITF Report No. 99-19. Our previous reliance on the former policy may be considered to have indicated a weakness in our internal control over financial reporting which would contribute to a conclusion that our disclosure controls and procedures were not effective.

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

REVENUES

	Year ended March 31, 2005 As Restated	As a %	Ten months ended March 31, 2004 As Restated	As a %

	$		$
Bulk SMS	1,000,271	23%	57,221	3%
Premium SMS	1,648,494	38%	80,388	5%
Other SMS services	266,420	6%	205,330	12%
SMS products	162,949	4%	3,702	0%
	3,078,134	71%	346,641	20%

Software	338,143	8%	536,123	32%
Maintenance and consulting	926,044	21%	820,651	48%
	1,264,187	29%	1,356,774	80%

	4,342,321	100%	1,703,415	100%

Total revenues for the year ended March 31, 2005 were $4,342,321 as compared to $1,703,415 for the ten months ended March 31, 2004. The increase in revenues is entirely attributable to our SMS offerings.

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

PREMIUM MESSAGING

Our premium SMS messaging revenue increased from $80,338 for the ten months ended March 31, 2004 to $1,648,494 for the fiscal year ended March 31, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between 25(cent) and $5, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. The tariff is then shared between the mobile operator, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

EXPENSES

	Year ended March 31, 2005 As restated	Ten months ended March 31, 2004 As restated

	$	$

Cost of revenue	2,632,441	236,323
Selling, general and administrative	2,970,315	2,577,898
Research and development	708,147	536,156
Amortization of intangible assets	359,197	61,891
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Impairment of goodwill	530,270	-
Loss on disposal of assets	33,561
Interest income, net	(5,535)	88,635
Income tax benefit	(121,421)	(306,768)
	8,306,428	3,194,135

Expenses have increased substantially from $3,194,135 for the ten months ended March 31, 2004 to $8,306,428 for the year ended March 31, 2005. This increase in expenses is due to the impairment charges recorded on long-lived assets, intangible assets and goodwill, the increase in costs of revenue due to the increased revenues and the costs associated with operating a business in the UK.

COST OF REVENUE

Included in the cost of revenue are costs related to the sale of Zim IDE and costs relating to SMS revenues.

	Year ended March 31, 2005 As restated	Ten months ended March 31, 2004 As restated

	$	$
SMS applications
Revenue	3,078,134	346,641
Cost of revenue	(2,376,065)	(236,323)
Gross margin	702,069	110,318

	23%	32%

Software, maintenance and consulting
Revenue	1,264,187	1,356,774
Cost of revenue	(256,376)	(181,877)
Gross margin	1,007,811	1,174,897

	80%	87%

Gross margins for SMS applications decreased from 32% for the ten months ended March 31, 2004 to 23% for the fiscal year ended March 31, 2005. Since premium and bulk messaging were the majority of SMS revenues for both periods, the decrease in margin can be assigned to these services.

Included in the cost of SMS applications are fees paid to the mobile operators and other aggregators. .During the 2005 fiscal year, the industry underwent a consolidation. In particular, several of the larger aggregators merged. The result of these mergers is that the resulting entities were able to offer extremely competitive pricing due to their volume discounts. In addition, in order to improve our service offering, we commenced offering 24-7 support in the second quarter of 2005. There was no corresponding expense in the 2004 fiscal periods.

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

Cash flows for the fiscal periods were as follows:

	Year ended March 31, 2005	Ten months ended March 31, 2004
	$	$
Cash flows used in operating activities	(1,762,459)	(1,687,579)
Cash flows used in investing activities	(42,917)	(402,648)
Cash flows provided by financing activities	1,621,236	2,423,332

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

Accounts receivable increased from $1,022,626 as at March 31, 2004 to $2,174,148 as at March 31, 2005. This change is a result of the increase in SMS messaging traffic in fiscal 2005. Also, in March 2004, we relied on direct connections with mobile operators to send the majority of our messages. By March 2005, we had expanded our international connections through indirect connections to mobile operators through other aggregators. In general, mobile operators in the UK pay within 35 days of the month end, and Canadian operators pay up to 90 days after month end, on a quarterly basis. For other international connections, we rely on other aggregators that pay up to 60 days after month end. Each of the mobile operators and aggregators has signed contracts with us outlining the terms of their payments.

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
288,326

NEW ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options is disclosed in Note 3.

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

As more fully described in Note 2, the Company has restated its consolidated statement of operations for the year ended March 31, 2005 and the ten months ended March 31, 2004.

/s/ Raymond Chabot Grant Thornton LLP

---------------------------------------------

Raymond Chabot Grant Thornton LLP

Ottawa, Canada

May 31, 2005 (except for Note 2, paragraph 8 of Note 3, and Note 18, as to which the date is April 18, 2006)

ZIM Corporation

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended March 31, 2005 As restated (See Note 2)	Ten months ended March 31, 2004 As restated (See Note 2)

	$	$
Revenue
SMS applications	3,078,134	346,641
Software	1,264,187	1,356,774

Total revenue	4,342,321	1,703,415

Operating expenses
Cost of revenue	2,632,441	418,200
Selling, general and administrative	2,970,315	2,577,898
Research and development	708,147	536,156
Amortization of intangible assets	359,197	61,891
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Impairment of goodwill	530,270	-

Total operating expenses	8,399,823	3,594,145

Loss from operations	(4,057,502)	(1,890,730)
Other income (expense):
Loss on disposal of property and equipment	(33,561)	-
Interest income, net	5,535	(88,635)
Total other income (expense)	(28,026)	(88,635)
Loss before income taxes	(4,085,528)	(1,979,365)
Income tax benefit	121,421	306,768

Net loss	(3,964,107)	(1,672,597)

Basic and fully diluted loss per share	(0.07)	(0.04)

Weighted average number of shares outstanding	57,968,459	43,714,904

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation

Consolidated Statements of Shareholders' Equity and Comprehensive Loss

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

2 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the fiscal year ended March 31, 2005, it was determined that our revenue recognition policy for premium messaging transactions should be modified to record revenues on a net basis which, the Company believes, will more accurately portray its operations. In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our consolidated statements of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statement of operations as a cost of revenue. The Company has determined that a more appropriate treatment, which is also more consistent with EITF Report No. 99-19 (“Reporting Revenue Gross as a Principal versus Net as an Agent”), is to record as revenue the fee received from the mobile operators net of the amount of revenue shared with the mobile content provider. The Company’s management and Audit Committee have discussed these changes with the Company’s independent registered public accounting firm.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The restatement of the revenue and cost of revenue for the year ended March 31, 2005 and the ten months ended March 31, 2004 resulted in the following adjustments:

	Year ended March 31, 2005	Ten months ended March 31, 2004

	$	$

Change to revenues	(5,685,131)	(403,684)

Change to cost of revenue	(5,685,131)	(403,684)

Change to net loss	–	–

3 - SIGNIFICANT ACCOUNTING POLICIES

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

SHORT MESSAGE SERVICE REVENUE RECOGNITION

Revenues from SMS services and applications are derived principally from providing aggregation services whereby ZIM sends messages from its customers through mobile operators to end users on their cell phones. In this situation, the Company contracts with its customers that can not connect directly to the mobile operators and with the third party mobile operators or other aggregators directly for the transmission of the messages. Fees are charged on a monthly or per message basis. Revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant ZIM obligations remain. We rely on a number of mobile network operators and other aggregators globally to deliver our services. Generally, (i) within 15 to 30 days after the end of each month, ZIM receives a statement from each of the operators or aggregators confirming the amount of charges billed to that operator's mobile phone users and (ii) within 30 to 90 days after delivering a monthly statement, each operator or aggregator remits the fees for the month to ZIM. ZIM arranges to pay the mobile content provider a set amount per message under a revenue share arrangement. ZIM nets this revenue share fee against the revenue it receives from the mobile operators. Revenues are recorded on a net basis as the mobile content provider is the primary obligor in the transaction as they manage and market the content, which we then distribute. Our role within the transaction is limited to providing transportation and a billing mechanism for the mobile content provider.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

The translation of the Company's financial statements from the functional currency to its reporting currency is performed as follows: All assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income/ (loss) in shareholders' equity.

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

OTHER

No remuneration has been recorded in these financial statements for the services of the Chief Executive Officer and majority shareholder.

4 - BUSINESS ACQUISITIONS

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

$

Assets acquired:
Cash	6,219
Accounts receivable	501,222
Software and equipment	361,406
Goodwill	1,881,355
Intangibles	1,480,000
4,230,202

Current liabilities assumed	623,955
Total purchase price	3,606,247

SUPPLEMENTAL PRO FORMA INFORMATION

Had the acquisition of EPL occurred on June 1, 2003, the pro forma combined revenue and net loss of the Company would have been as follows:

	Year ended March 31, 2005	Ten months ended March 31, 2004
	(Audited)	(Unaudited)
	$	$

Revenue	4,342,321	1,510,029

Net loss	(3,964,107)	(1,606,788)

Basic and fully diluted net loss per share	(0.07)	(0.03)

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

5 - ACCOUNTS RECEIVABLE

	March 31, 2005	March 31, 2004
	$	$
Trade accounts receivable	1,606,444	1,032,575
Unbilled trade accounts receivable	595,227	10,547
Allowance for doubtful accounts	(56,733)	(34,268)
Other	29,210	13,772
	2,174,148	1,022,626

6 - PROPERTY AND EQUIPMENT

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

7 - INTANGIBLE ASSETS

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

8 - GOODWILL

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

9 - ACCRUED LIABILITIES

	March 31, 2005	March 31, 2004
	$	$

Employee related accruals	42,461	102,594
Professional fees	73,336	199,991
Withholding tax accrual	96,794	76,260
Trade	523,239	431,534
Other	139,176	65,628
	875,006	876,007

10 - RELATED PARTY TRANSACTIONS

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

On January 7, 2004, the Board of Directors of ZIM approved the conversion of all amounts due to related parties, in return for 9,211,511 common shares of the Company (see Note 10).

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

12 - STOCK OPTIONS

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

13 – INTEREST

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

16 - FINANCIAL INSTRUMENTS

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

The Company considers all revenues and expenses to be of an operating nature and accordingly, allocates them to the segments. Costs specific to a segment are charged directly to the segment. Company office expenses are allocated to either of the segments based on gross revenues. Significant assets of the Company include cash, working capital and goodwill. The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies.

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

	Year ended March 31, 2005 As restated (See Note 2)	Ten months ended March 31, 2004 As restated (See Note 2)

	$	$
SMS applications
Revenue	3,078,134	346,641
Cost of revenue	(2,376,065)	(236,323)
Gross margin	702,069	110,318

Allocation of operating expenses	3,214,709	1,108,895
Amortization of intangible assets	347,762	51,569
Impairment of long-lived assets	232,270	-
Impairment of intangible assets	967,183	-
Loss on disposable of fixed assets	33,561	-
Allocation of interest expense (income)	(4,837)	31,562
Income tax expense (recoverable)	(143,771)	(126,068)
	4,646,877	1,065,959

Net loss from SMS segment	(3,944,808)	(955,641)

Enterprise software
Revenue	1,264,187	1,356,774
Cost of revenue	(256,376)	(181,877)
Gross margin	1,007,811	1,174,897

Allocation of operating expenses	463,753	2,005,159
Amortization of intangible assets	11,435	10,322
Impairment of goodwill	530,270	-
Allocation of interest expense (income)	(698)	57,073
Income tax expense (recoverable)	22,350	(180,700)
	1,027,110	1,891,853

Net loss from enterprise software segment	(19,299)	(716,956)

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Approximately 70% of revenue in fiscal 2005 was from the SMS segment and 30% was from the enterprise software segment. In the ten months ended March 31, 2004, 20% of revenue was from the SMS segment and 80% of revenue was from the enterprise software segment.

The increase in SMS segment revenue and margin relates to the acquisition of EPL in February 2004. The decrease in Software segment revenue and margin relates to decreasing sales and market share.

The Company has no customers with over 10% of total revenues for the year ended March 31, 2005 and the ten months ended March 31, 2004.

The following table sets forth segment assets used by each product line:

	March 31, 2005	March 31, 2004
	$	$
Segment assets
SMS	5,074,629	5,705,354
Software	732,065	1,040,811
	5,806,694	6,746,165

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Year ended March 31, 2005 As restated (See Note 2)	Ten months ended March 31, 2004 As restated (See Note 2)
Revenues	$	$
Canada	431,249	251,301
United Kingdom	2,362,634	61,849
United States	691,333	192,999
Brazil	914,772	915,585
Other	181,736	141,999
Total revenue	4,581,724	1,563,733

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

	March 31, 2005	March 31, 2004
	$	$
Long-lived assets
Canada	205,016	244,784
Brazil	9,883	513,933
United Kingdom	2,068,881	3,683,092
Total long-lived assets	2,283,780	4,441,809

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

20 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. Management believes the impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options approximates the amounts disclosed in Note 3.

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

ITEM 13. EXHIBITS.

(a) Exhibits

EXHIBIT LIST

EXHIBIT INDEX

Exhibit	EXHIBIT

Number

2.1	Reincorporation Merger Agreement (1)
2.2	Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(2)
2.3	Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)
2.4	Share Purchase Agreement dated February 10, 2004 among ZIM Corporation and the Shareholders of each of EPL Communications Limited and E-Promotions Limited (3)
3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
4.1†	The Registrant's 2003 Stock Option Plan (4)
4.2	Form of Subscription Agreement by and between certain investors and ZIM Corporation dated January 30, 2004 (5)
4.2.1	Amended Form of Warrant Agreement by and between certain investors and ZIM Corporation (6)
4.3	Form of Warrant Agreement by and between certain investors and ZIM Corporation (7)
10.1	Agreement by and between ZIM Corporation and SMS.ac dated June 23, 2004.
10.2	Form of Subscription Agreement by and among certain investors and ZIM Corporation dated July 30, 2004 (8)
10.2.1	Form of Warrant Agreement by and among certain investors and ZIM Corporation dated June 30, 2004 (8)
10.3 †	Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(9)
10.4	ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000 (10)
10.7	ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002 (10)
10.8	Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004. (11)
10.9	Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (11)
10.10	Addendum I dated October 11, 2004 to Agreement by and between ZIM Corporation and SMS.ac dated June 23, 2004.
14.1	Code of Ethics of ZIM Corporation (12)
21.1	List of subsidiaries of the Registrant (5)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on November 1, 2002 (333-100920).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2004.
(4)	Incorporated by reference to the Definitive Form 14A filed with the Commission on October 27, 2003.
(5)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 22, 2004 (333-114736).
(6)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form SB-2 filed with the Commission on June 30, 2004. (333-114736)
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004
(9)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 24, 2003 (333-106412).
(10)	Incorporated by reference to the Registrant’s Amendment No.4 to the Registration Statement on Form S-4 filed with the Commission on April 14, 2004 (333-100920)
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Commission on June 21, 2005.
(13)	Incorporated by reference to the Registrant’s amended Annual Report on Form 10-KSB/A filed with the Commission on November 17, 2005.
(*)	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

(Registrant)

By /s/ Michael Cowpland

------------------------------------

Michael Cowpland (President and CEO)

Date	April 21, 2006

EXHIBIT INDEX

Exhibit	EXHIBIT

Number

2.1	Reincorporation Merger Agreement (1)
2.2	Amended and Restated Acquisition Agreement dated as of May 29, 2002 by and among Private Capital Investors, Inc. and ZIM Technologies International, Inc.(2)
2.3	Form of Amalgamation Agreement by and among ZIM Corporation, PCI-ZTI Canada, Inc. and ZIM Technologies International, Inc.(1)
2.4	Share Purchase Agreement dated February 10, 2004 among ZIM Corporation and the Shareholders of each of EPL Communications Limited and E-Promotions Limited (3)
3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
4.1†	The Registrant's 2003 Stock Option Plan (4)
4.2	Form of Subscription Agreement by and between certain investors and ZIM Corporation dated January 30, 2004 (5)
4.2.1	Amended Form of Warrant Agreement by and between certain investors and ZIM Corporation (6)
4.3	Form of Warrant Agreement by and between certain investors and ZIM Corporation (7)
10.1	Agreement by and between ZIM Corporation and SMS.ac dated June 23, 2004.
10.2	Form of Subscription Agreement by and among certain investors and ZIM Corporation dated July 30, 2004 (8)
10.2.1	Form of Warrant Agreement by and among certain investors and ZIM Corporation dated June 30, 2004 (8)
10.3 †	Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003(9)
10.4	ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000 (10)
10.7	ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002 (10)
10.8	Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004. (11)
10.9	Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (11)
10.10	Addendum I dated October 11, 2004 to Agreement by and between ZIM Corporation and SMS.ac dated June 23, 2004.
14.1	Code of Ethics of ZIM Corporation (12)
21.1	List of subsidiaries of the Registrant (5)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission (the "Commission") on November 1, 2002 (333-100920).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2004.
(4)	Incorporated by reference to the Definitive Form 14A filed with the Commission on October 27, 2003.
(5)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 22, 2004 (333-114736).
(6)	Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form SB-2 filed with the Commission on June 30, 2004. (333-114736)
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004
(9)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 24, 2003 (333-106412).
(10)	Incorporated by reference to the Registrant’s Amendment No.4 to the Registration Statement on Form S-4 filed with the Commission on April 14, 2004 (333-100920)
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Commission on June 21, 2005.
(13)	Incorporated by reference to the Registrant’s amended Annual Report on Form 10-KSB/A filed with the Commission on November 17, 2005.
(*)	Filed herewith.
†	Management contract or compensatory plan or arrangement.