Form 10QSB/A
period 2005-06-30
ZIM CORP
filed 2006-04-24
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-3

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

150 Isabella Street, Suite 150, Ottawa, Ontario, Canada K1S 1V7

(Address of Principal Executive Offices)

(613) 727-1397

(Issuer’s Telephone Number, including Area Code)

20 Colonnade Road, Suite 200, Ottawa, Ontario, Canada K2E 7M6

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-QSB/A-3 to ZIM Corporation’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2005 (the Original Form 10-QSB), and amended on November 17, 2005 and January 19, 2006 to reflect the restatements of our condensed consolidated statements of operations for the three-month periods ended June 30, 2005 and 2004 and the related notes.

This Form 10-QSB/A-3 amends and restates only Items 1 and 2 and Exhibits 31.1, 31.2 32.1 and 32.2, referred to in Item 6 of Part II of the Original Form 10-QSB, in each case solely as a result of and to reflect the restatements. No other information in the Original Form 10-QSB is amended hereby. This Form 10-QSB/A-3 has been repaginated, and references to “Form 10-QSB” and “Form 10-KSB” have been revised to refer to “Form 10-QSB/A-3” and “Form 10-KSB/A-3,” (referring to our Form 10-KSB\A-3 with respect to our fiscal year ended March 31, 2005, filed concurrently herewith)as applicable.

Except for the amended information referred to above, this Form 10-QSB/A-3 continues to speak as of August 11, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date or circumstances existing at the time of this filing, which may be materially different than those contemplated by the Original Form 10-QSB. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, which will be filed subsequently, and our amended Quarterly Report on Form 10-QSB/A-2 for the quarterly period ended September 30, 2005 and in our amended Quarterly Report on Form 10-QSB/A for the quarterly period ended December 31, 2005, which are being filed concurrently with this Form 10-QSB/A-3; and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-QSB.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (As Restated) (Unaudited) for the

Three Months Ended June 30, 2005 and June 30, 2004	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three Months Ended June 30, 2005 and June 30, 2004	5

Condensed Consolidated Balance Sheets as at June 30, 2005 (Unaudited)

and March 31, 2005	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	17

PART II. OTHER INFORMATION

Item 6. Exhibits	26

Signatures	27

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended June 30, 2005 As restated (See Note 2)	Three months ended June 30, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)
	$	$
Revenue
SMS applications	993,589	364,132
Software	339,104	318,646

Total revenue	1,332,693	682,778

Operating expenses
Cost of revenue	659,134	485,677
Selling, general and administrative	751,238	1,038,495
Research and development	119,408	173,480
Amortization of intangible assets	2,589	67,396
Total operating expenses	1,532,369	1,765,048

Loss from operations	(199,676)	(1,082,270)
Other income (expense):
Loss on disposition of property and equipment	(9,883)	-
Interest income (expense), net	(767)	(1,617)
Total other expense	(10,650)	(1,617)
Loss before income taxes	(210,326)	(1,083,887)
Income tax benefit	13,445	91,684

Net loss	(196,881)	(992,203)

Basic and fully diluted loss per share	(0.003)	(0.018)

Weighted average number of shares outstanding	59,556,257	55,311,138

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

2 - RESTATEMENT OF STATEMENT OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the three-month period ended June 30, 2005, it was determined that our revenue recognition policy for premium messaging transactions should be modified to record revenues on a net basis which, the Company believes, will more accurately portray its operations. In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our consolidated statements of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations as a cost of revenue. The Company has determined that a more appropriate treatment, which is also more consistent with EITF Report No. 99-19 (“Reporting Revenue Gross as a Principal versus Net as an Agent”), is to record as revenue the fee received from the mobile operators net of the amount of revenue shared with the mobile content provider. The Company’s management and Audit Committee have discussed these changes with the Company’s independent registered public accounting firm.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The restatement of the revenue and cost of revenue for the quarter ended June 30, 2005 and June 30, 2004 will result in the following adjustments:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$

Change to revenues	(1,240,616)	(795,938)

Change to cost of revenue	(1,240,616)	(795,938)

Change to net loss	–	–

3 - NATURE OF OPERATIONS AND LIQUIDITY

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

4 - SIGNIFICANT ACCOUNTING POLICIES

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

6 - SHAREHOLDERS' EQUITY

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

The following table sets forth external revenues and expenses attributable to and used by the two identified product lines:

	Three months ended June 30, 2005 As restated (See Note 2)	Three months ended June 30, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	993,589	364,132
Cost of revenue	(597,961)	(423,007)
Gross margin	395,628	(58,875)

Allocation of operating expenses	662,961	1,059,179
Amortization of intangible assets	-	64,396
Loss on disposal of fixed assets	9,883	-
Allocation of interest expense (income)	662	1,413
Income tax expense (recoverable)	(32,157)	(95,693)
	641,349	1,029,295

Net loss from SMS segment	(245,721)	(1,088,170)

Software
Revenue	339,104	318,646
Cost of revenue	(61,173)	(62,670)
Gross margin	277,931	255,976

Allocation of operating expenses	207,685	152,797
Amortization of intangible assets	2,589	3,000
Allocation of interest expense (income)	105	204
Income tax expense (recoverable)	18,712	4,009
	229,091	160,009

Net income from software segment	48,840	95,967

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table sets forth segment assets used by each product line:

	June 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
	$	$
Segment assets
SMS	5,530,882	5,074,629
Software	426,602	732,065
	5,957,484	5,806,694

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended June 30, 2005 As restated (See Note 2)	Three months ended June 30, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)
	$	$
Revenues
United States	165,561	54,751
United Kingdom	277,386	324,492
Europe	330,178	27,723
Brazil	282,714	199,410
Canada	271,944	71,239
Other	4,910	5,163
Total revenue	1,332,693	682,778

9 - COMMITMENTS AND CONTINGENCIES

The Company has the following lease commitments relating to facilities:

$
2006	91,187
2007	125,057
2008	41,686
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

10 - SUBSEQUENT EVENT

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB/A-3, other than as required by law.

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

We also design and develop a line of mobile data software products, known as SMS Office. Our main product is known as “ZIM Chat.” ZIM Chat is being resold by telecommunication carriers to their subscribers under the mobile operator's own brand. Rogers AT&T Wireless, a Canadian telecommunications company, adopted and launched ZIM Chat, allowing real time chats between computer users and Rogers AT&T Wireless customers. The product, labeled Rogers Desktop TXT, brings instant messaging to wireless phones by enabling users to communicate easily from a computer with mobile contacts in real time using two-way text messaging. We have seen some market acceptance of this product and we will continue to market and support this product. However, our principal focus is the SMS aggregation services.

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

RESTATEMENT OF STATEMENT OF OPERATIONS

As a result of input from the SEC, discussions with our independent registered public accounting firm and the Audit Committee, management determined it necessary to restate the previously issued financial statements due to our change in revenue recognition policy for premium messaging transactions. Since February 2004, when we acquired EPL Communications and E-Promotions (together referred to as “EPL”), we have been recording revenues on a gross basis, as a result of our initial analysis of EITF Report No. 99-19 ("Reporting Gross as a Principal versus Net as an Agent"), which was also consistent with the method EPL and other UK aggregators had been using. After further evaluating EITF Report No. 99-19, management has determined that net accounting is the more appropriate treatment of its premium messaging revenue.

In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our condensed consolidated statements of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations as a cost of revenue. We have concluded that ZIM is not the primary obligor in the transaction and as a result, the revenue we record should be limited to the net revenue we receive from the mobile operators, net of the amount of revenue shared with the mobile content provider.

The restatement of the revenue and cost of revenue for the quarter ended June 30, 2005 and June 30, 2004 will result in the following adjustments:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$

Change to revenues	(1,240,616)	(795,938)

Change to cost of revenue	(1,240,616)	(795,938)

Change to net loss	–	–

The change in our revenue recognition policy and the resulting restatements of our consolidated statements of operations were prompted by our conclusion that the new policy is more consistent with GAAP, including EITF Report No. 99-19. Our previous reliance on the former policy may be considered to have indicated a weakness in our internal control over financial reporting, which would contribute to a conclusion that our disclosure controls and procedures were not effective.

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

REVENUES

	Three months ended June 30, 2005 As restated	As a %	Three months ended June 30, 2004 As restated	As a %
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	534,184	40%	73,587	11%
Premium SMS	393,721	30%	185,425	28%
Other SMS services	28,944	2%	89,376	13%
SMS products	36,740	3%	15,744	2%
	993,589	75%	364,132	54%

Software	86,090	6%	98,962	14%
Maintenance and consulting	253,014	19%	219,684	32%
	339,104	25%	318,646	46%

	1,332,693	100%	682,778	100%

Total revenues for the three months ended June 30, 2005 were $1,332,693 as compared to $682,778 for the three months ended June 30, 2004. The increase in revenues is primarily attributable to our SMS offerings.

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

PREMIUM SMS

Our premium SMS messaging revenue increased from $185,425 for the three months ended June 30, 2004 to $393,721 for the three months ended June 30, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. The tariff is then shared between the mobile operator, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. ZIM recognizes revenue, net of the tariff shared with the mobile content provider.

During the first quarter of fiscal 2005, we were integrating SMS messaging operations acquired from EPL in the UK. As a result, we did not focus on growing the customer base. By mid year fiscal 2005, we had successfully integrated the organizations and we began to grow the customer base from Canada. As a result, our revenues have increased from the similar period in the prior fiscal year.

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

OPERATING EXPENSES

	Three months ended June 30, 2005 As restated	As a %	Three months ended June 30, 2004 As restated	As a %
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$		$

Cost of revenue	659,134	43%	485,677	28%
Selling, general and administrative	751,238	49%	1,038,495	58%
Research and development	119,408	8%	173,480	10%
Amortization of intangible assets	2,589	0%	67,396	4%
	1,532,369	100%	1,765,048	100%

COST OF REVENUE

Included in the cost of revenue are costs related to SMS revenues and costs related to the sale of Zim IDE.

	Three months ended June 30, 2005 As restated	Three months ended June 30, 2004 As restated
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	993,589	364,132
Cost of revenue	597,961	423,007
Gross margin	395,628	(58,875)

	40%	-16%

Software, maintenance and consulting
Revenue	339,104	318,646
Cost of revenue	61,173	62,670
Gross margin	277,931	255,976

	82%	80%

Gross margins for SMS applications increased from a negative margin of 16% for the first three months of fiscal 2005 to 40% for the first three months of fiscal 2006. The negative margin in the prior year was due to the integration of operations and inefficiencies in our operations. For the 2005 fiscal year, margins were 21%, reflecting the negative margin of the first quarter and positive margins for the balance of the year.

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

Cash flows for the fiscal periods were as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	(Unaudited)	(Unaudited)
	$	$
Cash flows used in operating activities	(508,572)	(848,754)
Cash flows used in investing activities	(6,522)	(36,015)
Cash flows provided by financing activities	7,429	428,136
	(507,665)	(456,633)

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
257,930

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

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

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

ZIM Corporation

Registrant

DATE	SIGNATURE
April 21, 2006	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer
April 21, 2006	/s/ Jennifer North Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
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