Form 10QSB/A
period 2005-09-30
ZIM CORP
filed 2006-04-24
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A -2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-QSB/A-2 to ZIM Corporation’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Original Form 10-QSB”) and amended on January 19, 2006 to reflect the restatements of our condensed consolidated statements of operations for the three and six month periods ended September 30, 2005 and 2004 and the related notes.

This Form 10-QSB/A-2 amends and restates only Items 1 and 2 and Exhibits 31.1, 31.2 32.1 and 32.2, referred to in Item 6 of Part II of the Original Form 10-QSB, in each case solely as a result of and to reflect the restatements. No other information in the Original Form 10-QSB is amended hereby. This Form 10-QSB/A-2 has been repaginated, and references to “Form 10-QSB” and “Form 10-KSB” have been revised to refer to “Form 10-QSB/A-2” and “Form 10-KSB/A-3,” (referring to our Form 10-KSB\A-3 with respect to our fiscal year ended March 31, 2005, filed concurrently herewith) as applicable.

Except for the amended information referred to above, this Form 10-QSB/A-2 continues to speak as of November 14, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date or circumstances existing at the time of this filing, which may be materially different than those contemplated by the Original Form 10-QSB. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, which will be filed subsequently, and our amended Quarterly Report on Form 10-QSB/A for the quarterly period ended December 31, 2005, which is being filed concurrently with this Form 10-QSB/A-2; and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-QSB.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (As Restated) (Unaudited) for the

Three and Six Months Ended September 30, 2005 and September 30, 2004	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Six Months Ended September 30, 2005 and September 30, 2004	5

Condensed Consolidated Balance Sheets as at September 30, 2005 (Unaudited)

and March 31, 2005	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 6. Exhibits	30

Signatures	31

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

	Three months ended September 30, 2005 As restated (See Note 2)	Three months ended September 30, 2004 As restated (See Note 2)	Six months ended September 30, 2005 As restated (See Note 2)	Six months ended September 30, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenue
SMS applications	599,719	1,021,857	1,593,308	1,385,989
Software	309,120	313,129	648,224	631,775

Total revenue	908,839	1,334,986	2,241,532	2,017,764

Operating expenses
Cost of revenue	624,067	720,749	1,283,201	1,206,426
Selling, general and administrative	540,999	821,486	1,292,237	1,859,983
Research and development	112,860	191,121	232,268	364,601
Amortization of intangible assets	395	105,387	2,984	172,783
Total operating expenses	1,278,321	1,838,743	2,810,690	3,603,793

Loss from operations	(369,482)	(503,757)	(569,158)	(1,586,029)
Other income (expense):
Loss on disposition of property and equipment	-	(29,543)	(9,883)	(29,543)
Interest income (expense), net	(2,524)	2,238	(3,291)	621
Total other expense	(2,524)	(27,305)	(13,174)	(28,922)
Loss before income taxes	(372,006)	(531,062)	(582,332)	(1,614,951)
Income tax benefit	3,286	(3,952)	16,731	87,732

Net loss	(368,720)	(535,014)	(565,601)	(1,527,219)

Basic and fully diluted loss per share	(0.006)	(0.009)	(0.009)	(0.027)

Weighted average number of shares outstanding	59,561,569	57,745,747	59,558,942	56,533,934

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

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

2 - RESTATEMENT OF STATEMENT OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the three and six months ended September 30, 2005, it was determined that our revenue recognition policy for premium messaging transactions should be modified to record revenues on a net basis which, the Company believes, will more accurately portray its operations. In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our consolidated statements of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations as a cost of revenue. The Company has determined that a more appropriate treatment, which is also more consistent with EITF Report No. 99-19 (“Reporting Revenue Gross as a Principal versus Net as an Agent”), is to record as revenue the fee received from the mobile operators net of the amount of revenue shared with the mobile content provider. The Company’s management and Audit Committee have discussed these changes with the Company’s independent registered public accounting firm.

The restatement of the revenue and cost of revenue for the three and six months ended September 30, 2005 and 2004 will result in the following adjustments:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Change to revenues	(1,264,025)	(1,892,014)	(2,504,641)	(2,687,952)

Change to cost of revenue	(1,264,025)	(1,892,014)	(2,504,641)	(2,687,952)

Change to net loss	–	–	–	–

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

The following table sets forth external revenues and expenses attributable to and used by the two identified product lines:

	Three months ended September 30, 2005 As restated (See Note 2)	Three months ended September 30, 2004 As restated (See Note 2)	Six months ended September 30, 2005 As restated (See Note 2)	Six months ended September 30, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
SMS applications
Revenue	599,719	1,021,857	1,593,308	1,385,989
Cost of revenue	(580,724)	(661,858)	(1,178,685)	(1,084,865)
Gross margin	18,995	359,999	414,623	301,124

Allocation of operating expenses	487,081	884,945	1,150,042	1,944,125
Amortization of intangible assets	-	102,696	-	167,093
Loss on disposal of fixed assets	-	29,543	9,883	29,543
Allocation of interest expense (income)	2,180	(1,956)	2,842	(543)
Income tax expense (recoverable)	(24,936)	(10,514)	(57,093)	(106,206)
	464,325	1,004,714	1,105,674	2,034,012

Net loss from SMS segment	(445,330)	(644,715)	(691,051)	(1,732,888)

Software
Revenue	309,120	313,129	648,224	631,775
Cost of revenue	(43,343)	(58,891)	(104,516)	(121,561)
Gross margin	265,777	254,238	543,708	510,214

Allocation of operating expenses	166,778	127,660	374,463	280,459
Amortization of intangible assets	395	2,691	2,984	5,690
Allocation of interest expense (income)	344	(282)	449	(78)
Income tax expense (recoverable)	21,650	14,466	40,362	18,474
	189,167	144,535	418,258	304,545

Net income from software segment	76,610	109,701	125,450	205,669

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table sets forth segment assets used by each product line:

	September 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
	$	$
Segment assets
SMS applications	4,955,695	5,074,629
Software	525,049	732,065
	5,480,744	5,806,694

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended September 30, 2005 As restated (See Note 2)	Three months ended September 30, 2004 As restated (See Note 2)	Six months ended September 30, 2005 As restated (See Note 2)	Six months ended September 30, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenues
United States	111,627	176,136	277,188	230,887
United Kingdom	78,356	826,091	355,742	1,150,583
Europe	229,612	30,781	559,790	58,504
Brazil	239,434	222,441	522,148	421,851
Canada	248,810	77,585	520,754	148,824
Other	1,000	1,952	5,910	7,115
Total revenue	908,839	1,334,986	2,241,532	2,017,764

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

9 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB-A/2, other than as required by law.

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

In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our condensed consolidated statements of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations a cost of revenue. We have concluded that ZIM is not the primary obligor in the transaction and as a result, the revenue we record should be limited to the net revenue we receive from the mobile operators, net of the amount of revenue shared with the mobile content provider.

The restatement of the revenue and cost of revenue for the three and six months ended September 30, 2005 and 2004 will result in the following adjustments:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Change to revenues	(1,264,025)	(1,892,014)	(2,504,641)	(2,687,952)

Change to cost of revenue	(1,264,025)	(1,892,014)	(2,504,641)	(2,687,952)

Change to net loss	–	–	–	–

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

REVENUES

	Three months ended September 30, 2005 As restated	As a %	Three months ended September 30, 2004 As restated	As a %	Period to Period Change
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	251,880	28%	264,985	20%	(13,105)
Premium SMS	295,033	32%	633,868	47%	(338,835)
Other SMS services	13,152	1%	54,366	4%	(41,214)
SMS products	39,654	4%	68,638	5%	(28,984)
	599,719	65%	1,021,857	76%	(422,138)

Software	54,786	6%	79,742	6%	(24,956)
Maintenance and consulting	254,334	29%	233,387	18%	20,947
	309,120	35%	313,129	24%	(4,009)

	908,839	100%	1,334,986	100%	(426,147)

Total revenues for the three months ended September 30, 2005 were $908,839 as compared to $1,334,986 for the three months ended September 30, 2004. The decrease of $426,147 in revenues is primarily attributable to our SMS offerings.

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

PREMIUM SMS

Our premium SMS messaging revenue decreased from $633,868 for the three months ended September 30, 2004 to $295,033 for the three months ended September 30, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. The tariff is then shared between the mobile operator, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. ZIM recognizes revenue, net of the tariff that has been shared with the mobile content provider.

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

OPERATING EXPENSES

	Three months ended September 30, 2005 As restated	Three months ended September 30, 2004 As restated	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$

Cost of revenue	624,067	720,749	(96,682)
Selling, general and administrative	540,999	821,486	(280,487)
Research and development	112,860	191,121	(78,261)
Amortization of intangible assets	395	105,387	(104,992)
	1,278,321	1,838,743	(560,422)

COST OF REVENUE

Included in the cost of revenue are costs related to SMS revenues and costs related to the sale of Zim IDE.

	Three months ended September 30, 2005 As restated	Three months ended September 30, 2004 As restated
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	599,719	1,021,857
Cost of revenue	580,724	661,858
Gross margin	18,995	359,999

	3%	35%

Software, maintenance and consulting
Revenue	309,120	313,129
Cost of revenue	43,343	58,891
Gross margin	265,777	254,238

	86%	81%

Gross margins for SMS applications decreased from 35% to 3%. Within our SMS applications are primarily premium services, which generate a positive margin and bulk and LBS services which generated negative margins. The negative margins are a result of messaging costs being greater than messaging revenue.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

	Six months ended September 30, 2005 As restated	As a %	Six months ended September 30, 2004 As restated	As a %	Period to Period Change
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	786,064	36%	338,572	18%	447,492
Premium SMS	688,754	30%	819,293	40%	(130,539)
Other SMS services	42,096	2%	143,742	7%	(101,646)
SMS products	76,394	3%	84,382	4%	(7,988)
	1,593,308	71%	1,385,989	69%	207,319

Software	140,876	6%	178,704	9%	(37,828)
Maintenance and consulting	507,348	23%	453,071	22%	54,277
	648,224	29%	631,775	31%	16,449

	2,241,532	100%	2,017,764	100%	223,768

Total revenue for the six months ended September 30, 2005 was $2,241,532, representing an increase of $223,768 from the same period in the prior year. As mentioned previously, revenue for the second quarter decreased in fiscal 2006 from 2005. As a result, the increase in revenues for the six month period is a result of a stronger first quarter in this fiscal year as compared to the prior fiscal year.

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

PREMIUM SMS

Premium revenues decreased from $819,293 for the six months ended September 30, 2004 to $688,754 for the six months ended September 30, 2005. As mentioned in the analysis for the three month periods, the decrease in the revenues is due to the decrease in revenue from a single customer. Management expects revenues to continue at the current level for the balance of the year.

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

EXPENSES

	Six months ended September 30, 2005 As restated	Six months ended September 30, 2004 As restated	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Cost of revenue	1,283,201	1,206,426	76,775
Selling, general and administrative	1,292,237	1,859,983	(567,746)
Research and development	232,268	364,601	(132,333)
Amortization of intangible assets	2,984	172,783	(169,799)
	2,810,690	3,603,793	(793,103)

Total operating costs for the six months ended September 30, 2005 were $2,810,690, a $793,103 decrease from the prior year. This decrease is a result of cost management measures commencing in July 2004, the elimination of amortization associated with intangible assets purchased in the acquisition of EPL, and the reduced costs of revenue associated with the reduced revenues.

COST OF REVENUE

	Six months ended September 30, 2005 As restated	Six months ended September 30, 2004 As restated
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	1,593,308	1,385,989
Cost of revenue	1,178,685	1,084,865
Gross margin	414,623	301,124

	26%	22%

Software, maintenance and consulting
Revenue	648,224	631,775
Cost of revenue	104,516	121,561
Gross margin	543,708	510,214

	84%	81%

Gross margins for SMS applications increased from 22% to 26%. As noted above, our margins for the second quarter of this fiscal year are substantially lower than the prior year. However, there was a negative gross margin of 16% for SMS applications for the three months ended June 30, 2004 as compared to a 40% margin for the three months ended June 30, 2005. The overall affect of these fluctuations over the two quarters has resulted in an increase in the gross margin for the six months ended September 30, 2005.

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