Form 10QSB/A
period 2005-12-31
ZIM CORP
filed 2006-04-24
CIK 1124160

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-QSB/A to ZIM Corporation’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2006 (the Original Form 10-QSB), to reflect the restatements of our condensed consolidated statements of operations for the three and nine month periods ended December 31, 2005 and 2004 and the related notes.

This Form 10-QSB/A amends and restates only Items 1 and 2 and Exhibits 31.1, 31.2 32.1 and 32.2, referred to in Item 6 of Part II of the Original Form 10-QSB, in each case as a result of and to reflect the restatements. With the exception of certain information regarding operating expenses and gross margins, no other information in the Original Form 10-QSB is amended hereby. This Form 10-QSB/A has been repaginated, and references to “Form 10-QSB” and “Form 10-KSB” have been revised to refer to “Form 10-QSB/A” and “Form 10-KSB/A-3,” (referring to our Form 10-KSB\A-3 with respect to our fiscal year ended March 31, 2005, filed concurrently herewith) as applicable.

Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of February 14, 2006, and we have not updated or modified the disclosures herein for events that occurred at a later date or circumstances existing at the time of this filing, which may be materially different than those contemplated by the Original Form 10-QSB. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, which we file subsequently, and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-QSB.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (As Restated) (Unaudited) for the

Three and Nine Months Ended December 31, 2005 and December 31, 2004	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Nine Months Ended December 31, 2005 and December 31, 2004	5

Condensed Consolidated Balance Sheets as at December 31, 2005 (Unaudited)

and March 31, 2005	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations	16

Item 6. Exhibits	30

Signatures	31

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

	Three months ended December 31, 2005 As restated (See Note 2)	Three months ended December 31, 2004 As restated (See Note 2)	Nine months ended December 31, 2005 As restated (See Note 2)	Nine months ended December 31, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Revenue	823,289	1,192,530	3,064,821	3,210,294

Operating expenses
Cost of revenue	424,884	663,685	1,708,085	1,870,111
Selling, general and administrative	545,597	524,604	1,837,834	2,384,587
Research and development	111,814	207,446	344,082	572,047
Amortization of intangible assets	-	93,390	2,984	266,173
Impairment of long lived asset	2,133,197	-	2,133,197	-
Total operating expenses	3,215,492	1,489,125	6,026,182	5,092,918

Loss from operations	(2,392,203)	(296,595)	(2,961,361)	(1,882,624)
Other income (expense):
Loss on disposition of property and equipment	-	(4,018)	(9,883)	(33,561)
Interest income (expense), net	(2,707)	3,435	(5,998)	4,056
Total other expense	(2,707)	(583)	(15,881)	(29,505)
Loss before income taxes	(2,394,910)	(297,178)	(2,977,242)	(1,912,129)
Income tax benefit	2,980	44,324	19,711	132,056

Net loss	(2,391,930)	(252,854)	(2,957,531)	(1,780,073)

Basic and fully diluted loss per share	(0.040)	(0.004)	(0.050)	(0.031)

Weighted average number of shares outstanding	59,561,569	59,365,743	59,559,824	57,481,290

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

2 - RESTATEMENT OF STATEMENT OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the three and nine months ended December 31, 2005, it was determined that our revenue recognition policy for premium messaging transactions should be modified to record revenues on a net basis which, the Company believes, will more accurately portray its operations. In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our consolidated statement of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations as a cost of revenue. The Company has determined that a more appropriate treatment, which is also more consistent with EITF Report No. 99-19 (“Reporting Revenue Gross as a Principal versus Net as an Agent”), is to record as revenue the fee received from the mobile operators net of the amount of revenue shared with the mobile content provider. The Company’s management and Audit Committee have discussed these changes with the Company’s independent registered public accounting firm.

The restatement of the revenue and cost of revenue for the three and nine months ended December 31, 2005 and 2004 will result in the following restatements:

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Change to revenues	(532,170)	(1,618,291)	(3,036,811)	(4,306,243)

Change to cost of revenue	(532,170)	(1,618,291)	(3,036,811)	(4,306,243)

Change to net loss	–	–	–	–

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

3 - COMPANY BACKGROUND AND LIQUIDITY

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

4 – STOCK OPTION PLAN

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

The following table illustrates the effect on net loss and basic and diluted net loss per share as if ZIM had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation.

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

5 - GOODWILL

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

6- LOSS PER SHARE

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

7 - RELATED PARTY TRANSACTIONS

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

8 - SHAREHOLDERS' EQUITY

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

9 - COMPREHENSIVE LOSS

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

10 - SEGMENT REPORTING

There has been no change in the basis of segmentation or basis of measurement of segment profit or loss from that presented in the audited financial statements for the year ended March 31, 2005.

The following table sets forth external revenues and losses attributable to and used by the two identified product lines:

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended December 31, 2005 As restated (See Note 2)	Three months ended December 31, 2004 As restated (See Note 2)	Nine months ended December 31, 2005 As restated (See Note 2)	Nine months ended December 31, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
SMS applications
Revenue	468,129	890,122	2,061,437	2,276,111
Cost of revenue	(371,487)	(579,804)	(1,550,172)	(1,664,669)
Gross margin	96,642	310,318	511,265	611,442

Allocation of operating expenses	522,474	639,759	1,672,516	2,583,884
Amortization of intangible assets	-	90,753	-	257,846
Loss on disposal of fixed assets	-	4,018	9,883	33,561
Allocation of interest expense (income)	2,262	(3,002)	5,104	(3,545)
Impairment of long-lived asset	2,133,197		2,133,197	-
Income tax expense (recoverable)	(29,833)	(59,802)	(86,926)	(166,008)
	2,628,100	671,726	3,733,774	2,705,738

Net loss from SMS segment	(2,531,458)	(361,408)	(3,222,509)	(2,094,296)

Software
Revenue	355,160	302,408	1,003,384	934,183
Cost of revenue	(53,397)	(83,881)	(157,913)	(205,442)
Gross margin	301,763	218,527	845,471	728,741

Allocation of operating expenses	134,937	92,291	509,400	372,750
Amortization of intangible assets	0	2,637	2,984	8,327
Allocation of interest expense (income)	445	(433)	894	(511)
Income tax expense (recoverable)	26,853	15,478	67,215	33,952
	162,235	109,973	580,493	414,518

Net income from software segment	139,528	108,554	264,978	314,223

The following table sets forth segment assets used by each product line:

	December 31, 2005	March 31, 2005
	(Unaudited)	(Audited)
	$	$
Segment assets
SMS applications	2,317,790	5,074,629
Software	456,163	732,065
	2,773,953	5,806,694

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended December 31, 2005 As restated (See Note 2)	Three months ended December 31, 2004 As restated (See Note 2)	Nine months ended December 31, 2005 As restated (See Note 2)	Nine months ended December 31, 2004 As restated (See Note 2)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenues
United States	128,992	732,400	406,180	963,287
United Kingdom	202,354	319,879	558,096	1,470,462
Europe	91,002	22,436	650,792	80,940
Brazil	273,702	107,097	795,850	528,948
Canada	125,705	10,025	646,459	158,849
Other	1,534	693	7,444	7,808
Total revenue	823,289	1,192,530	3,064,821	3,210,294

11 - COMMITMENTS AND CONTINGENCIES

The Company has the following minimum lease payments for the next five years:

2006	13,070
2007	52,279
2008	52,279
2009	52,279
2010	52,279
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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. In addition to the Risk Factors in our Annual Report on Form 10-KSB, we also are faced with the following risks; i) that we will be unable to successfully offer new rich content through WAP (Wireless Application Protocol) technology, ii) we have contracted with third parties to provide content for our customers and we may lose revenue if these arrangements are terminated and iii) in order to comply with various international regulatory requirements, we are reliant on our systems, our suppliers and our customers to abide by the regulations, if these companies, or ourselves, are not in compliance with applicable regulations, our business could be adversely affected. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB/A, other than as required by law.

EXECUTIVE SUMMARY

Revenue for the third quarter was $823,289, a decrease compared with revenue of $1,192,530 in the third quarter of last fiscal year. The decrease is attributable to the decline in revenue from our SMS services and aggregation.

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

In a premium messaging transaction, ZIM sends mobile content from a third party’s internet portal to a mobile operator. The mobile operator then sends the mobile content to the end user’s mobile phone. In our condensed consolidated statement of operations, ZIM previously recorded the fee received from the third party mobile phone operators as revenue. ZIM pays the mobile content provider an agreed upon amount under a revenue share agreement. The revenue share amount was previously recorded in our consolidated statements of operations as a cost of revenue. We have concluded that ZIM is not the primary obligor in the transaction and as a result, the revenue we record should be limited to the net revenue we receive from the mobile operators, net of the amount of revenue shared with the mobile content provider.

The restatement of the revenue and cost of revenue for the three and nine months ended December 31, 2005 and 2004 will result in the following restatements:

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	Nine months ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Change to revenues	(532,170)	(1,618,291)	(3,036,811)	(4,306,243)

Change to cost of revenue	(532,170)	(1,618,291)	(3,036,811)	(4,306,243)

Change to net loss	–	–	–	–

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

GOODWILL IMPAIRMENT

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Pursuant to the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), goodwill and other intangible assets with an indefinite useful life are tested for impairment at least annually. We performed a review in the third quarter of this fiscal year as there were indicators of potential impairment in our recorded goodwill associated with the acquisition of EPL. This evaluation of goodwill resulted in a non-cash impairment charge of $2,133,197. See further details of this impairment in the analysis of the expenses and in Note 5 to the ZIM Corporation Condensed Consolidated Financial Statements.

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

REVENUES

	Three months ended December 31, 2005 As restated	As a %	Three months ended December 31, 2004 As restated	As a %
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	214,656	26%	319,843	27%
Premium SMS	226,493	28%	467,020	39%
Other SMS services	12,527	2%	66,402	6%
SMS products	14,453	2%	36,857	3%
	468,129	58%	890,122	75%

Software	117,154	14%	37,578	3%
Maintenance and consulting	238,006	28%	264,830	22%
	355,160	42%	302,408	25%

	823,289	100%	1,192,530	100%

Total revenues for the three months ended December 31, 2005 were $823,289 as compared to $1,192,530 for the three months ended December 31, 2004. The decrease of 31% in revenues is attributable to reduced revenue from our SMS offerings.

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

PREMIUM SMS

Our premium SMS messaging revenue decreased from $467,020 for the three months ended December 31, 2004 to $226,493 for the three months ended December 31, 2005. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. The tariff paid by end users is shared between the mobile operators, ZIM and the mobile content provider. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. ZIM recognizes revenue, net of the tariff shared with the mobile content provider.

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

OPERATING EXPENSES

	Three months ended December 31, 2005 As restated	Three months ended December 31, 2004 As restated	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$

Cost of revenue	424,884	663,685	(238,801)
Selling, general and administrative	545,597	524,604	20,993
Research and development	111,814	207,446	(95,632)
Amortization of intangible assets	–	93,390	(93,390)
Impairment of long lived asset	2,133,197	-	2,133,197
	3,215,492	1,489,125	1,726,367

COST OF REVENUE

Included in the cost of revenue are costs related to SMS revenues and costs related to the sale of Zim IDE.

	Three months ended December 31, 2005 As restated	Three months ended December 31, 2004 As restated
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	468,129	890,122
Cost of revenue	371,487	579,804
Gross margin	96,642	310,318

	21%	35%

Software, maintenance and consulting
Revenue	355,160	302,408
Cost of revenue	53,397	83,881
Gross margin	301,763	218,527

	85%	72%

Gross margins for SMS applications decreased from 35% to 21% for the three months ended December 31, 2004 and 2005 respectively. Although the margins have decreased from the prior year, the margins have increased substantially from our second quarter results. This is a result of a management decision to reduce bulk revenue that was operating at a loss and also a negotiated reduction in connection fees with a Canadian carrier. One of our Canadian carriers was previously charging ZIM a substantial connection fee. In the third quarter we were able to negotiate with this carrier to have our contract amended to reduce these connection costs on a go-forward basis. We also recovered approximately $64,000 in connection fees that had been accrued in the previous quarters. Due to the lack of growth in revenue and the competitive industry, management does not expect to see significant improvements in these margins.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004

REVENUES

	Nine months ended December 31, 2005 As restated	As a %	Nine months ended December 31, 2004 As restated	As a %
	(Unaudited)		(Unaudited)
	$		$
Bulk SMS	1,000,720	33%	658,415	21%
Premium SMS	915,247	30%	1,286,313	39%
Other SMS services	54,623	2%	210,144	7%
SMS products	90,847	3%	121,239	4%
	2,061,437	68%	2,276,111	71%

Software	258,030	8%	216,282	7%
Maintenance and consulting	745,354	24%	717,901	22%
	1,003,384	32%	934,183	29%

	3,064,821	100%	3,210,294	100%

Total revenue for the nine months ended December 31, 2005 was $3,064,821, representing a 5% decrease from the same period in the prior year. As mentioned previously, the decrease in revenue is attributable to our SMS applications and service.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS increased for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, as a result of lower revenue levels in the first quarter of the prior fiscal period. Both second and third quarter comparisons resulted in decreased revenue levels for the current fiscal year.

PREMIUM SMS

Premium revenues decreased from $1,286,313 for the nine months ended December 31, 2004 to $915,247 for the nine months ended December 31, 2005. As mentioned in the analysis for the three month periods, the decrease in revenues is primarily due to the decrease in supply of content from a significant supplier.

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

OPERATING EXPENSES

	Nine months ended December 31, 2005 As restated	Nine months ended December 31, 2004 As restated	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Cost of revenue	1,708,085	1,870,111	(162,026)
Selling, general and administrative	1,837,834	2,384,587	(546,753)
Research and development	344,082	572,047	(227,965)
Amortization of intangible assets	2,984	266,173	(263,189)
Impairment of long lived asset	2,133,197	-	2,133,197
	6,026,182	5,092,918	933,264

Total operating costs for the nine months ended December 31, 2005 were $6,026,182, a $933,264 increase from the prior year. The increase is a result of the impairment of the goodwill associated with the acquisition of EPL, offset by a decrease in other operating expenses on a period to period basis.

COST OF REVENUE

	Nine months ended December 31, 2005 As restated	Nine months ended December 31, 2004 As restated
	(Unaudited)	(Unaudited)
	$	$
SMS applications
Revenue	2,061,437	2,276,111
Cost of revenue	1,550,172	1,664,669
Gross margin	511,265	611,442

	25%	27%

Software, maintenance and consulting
Revenue	1,003,384	934,183
Cost of revenue	157,913	205,442
Gross margin	845,471	728,741

	84%	78%

Gross margins for SMS applications decreased from 27% to 25%. As noted above, our margins for each of the quarters of this fiscal year are substantially lower than the prior year.

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