Form 10KSB
period 2006-03-31
ZIM CORP
filed 2006-06-28
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ x]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________

Commission File Number: 000-31691

ZIM CORPORATION

(Name of Small Business Issuer in its charter)

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

Title of Class
Common shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. □

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes □ No x

The registrant's revenues for our most recent fiscal year were $3,595,315. The aggregate market value of voting stock held by non-affiliates is $1,968,800 based on 32,813,324 shares at June 8, 2006 held by non-affiliates. The registrant does not have any authorized or issued and outstanding non-voting stock. The closing price on the Over the Counter Bulletin Board on June 8, 2006 was $0.06.

The number of common shares of the registrant outstanding as of June 8, 2006 was 69,561,569.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

Overview

ZIM Corporation (“ZIM”, “Our” or “We”) is a provider of mobile messaging and data services. We use our technology and expertise to expand the use of the mobile phone beyond voice to include SMS messages and other content, such as ringtones and wallpapers. We also have a database product known as Zim IDE that is used by companies in the management of information databases.

We focus on two businesses: mobile and database. Following our 2004 acquisition of EPL Communications Limited and E-Promotions Limited (together referred to as “EPL”), we have concentrated on providing aggregation services to mobile content providers. Recently we have expanded the mobile business through an acquisition, effective April 1, 2006, of a mobile content company. We plan to leverage our mobile offering to focus more on mobile content while continuing to offer aggregation services.

We are a corporation formed under the laws of Canada on October 17, 2002 with our primary office in Ottawa, Canada. Our common stock is listed on the Over the Counter Bulletin Board under the symbol “ZIMCF.”

MOBILE

Our business strategy initially involved the design and development of a line of mobile data software products and services. We designed these mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, mobile messaging, or text messaging, as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices.

The expertise we gained in the SMS infrastructure and network allowed us to expand into the aggregation of SMS messages subsequent to the EPL acquisition in 2004. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers.

During the year ended March 31, 2006, it became apparent that the SMS aggregation market was becoming consolidated, which made it increasingly difficult for us to compete. We noticed a downward trend in sales of aggregation services by the end of the third quarter and decided to expand our product and service offerings. Effective April 1, 2006 we acquired Advanced Internet Inc. (“AIS”), from Advanced Telecom Services (“ATS”). AIS owns and operates two internet mobile content sites known as www.ringingphone.com and www.monstertones.com. As a mobile content provider, we sell ringtones and wallpaper (or pictures) for cell phone users to download. Consumers can order these services through the web site or through their mobile phones on a monthly subscription basis or per-message basis.

Our mobile business currently generates revenue primarily from messaging service fees paid to us by mobile content providers. However, with the acquisition of AIS, we also expect revenue from subscriber fees. We believe that the growth opportunities are in owning and marketing the content, as well as sending the content to the mobile operator. We have begun to develop or acquire and send content, such as ringtones and wallpapers, which we own, or have rights to, and market. Some of this content will be purchased by consumers using a premium message or through credit cards. For example, a consumer may buy a ringtone for a set price from one of our internet portals. We will send this ringtone to the consumers’ cell phone using a premium message that is then billed by the mobile operator.

As of March 31, 2006, we had relationships with many leading mobile operators, including Rogers, Bell and Telus in Canada and T-Mobile, O2, Orange and Vodafone in the United Kingdom. We also have relationships with other mobile aggregators internationally to enable our customers to connect to cell phone users around the world. With the acquisition of AIS, we also have gained relationships with major music labels.

We believe that the potential for growth of mobile content in North America, the brand awareness with our recently acquired ringingphone.com and monstertones.com websites and the trend towards the cell phone being more than a voice device will provide us with new opportunities. Prior to our moving into the mobile content space as a content provider, we noted the following reports:

•

In the United States, where we currently focus our marketing efforts, music ringtones are predicted to generate $600 million in sales in calendar 2006, according to research from BMI, an American performing rights organization that began tracking ringtone sales in 2001.

•

TopTenREVIEWS, Inc., an Internet publisher of expert product reviews for software and web services, ranked our new internet portals, ringingphone.com and monstertones.com, in the top 15 ringtone sites for 2006.

•

A survey published by the BBC indicates that mobile phones are becoming an increasingly popular way to listen to music in MP3 format. Nearly one in five of those questioned listened to music via a mobile phone, reported researchers TNS, a global marketing research company and market information group.

.

OUR MOBILE OFFERING

PREMIUM SMS

Premium SMS services open up a variety of possibilities for content providers, application or service developers and marketers looking to monetize their mobile applications, services or payment solutions. Premium SMS messages consist of content such as sports trivia, horoscopes and jokes. Premium SMS works through the use of Short Codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5, that is assigned to each number. Mobile subscribers are reverse billed for these tariffs when they receive a Premium SMS message. The tariff charge automatically appears on the mobile user's monthly bill or is deducted from their pre-paid card.

Premium SMS has proven to be the most effective way of charging end-users for mobile service as it is user friendly, and it outperforms other micro-payment solutions. Mobile payments are being used for a wide range of applications, such as purchasing parking passes and vending machine items or ordering online subscriptions and are quickly gaining popularity with mobile users internationally.

BULK SMS

Bulk SMS enables content providers and marketers to send messages to a large number of recipients concurrently. Our Bulk SMS service provides direct, reliable carrier connections, as well as web based tools to help build effective SMS campaigns, SMS alerts and updates.

VIRTUAL MOBILE

Virtual Mobile is an inbound SMS solution that allocates a mobile number to an SMS server. With Virtual Mobile, users send SMS messages to this defined mobile number and the information is captured by the SMS application. Virtual Mobile is used for SMS-enabled interactive applications, services and advertising promotions including:

•	Interactive broadcasting – users send text votes for TV and radio contests;

•	Entertainment and information services - interactive SMS games, SMS chat, SMS finder, and on-demand financial, travel, sports, news information; and

•	Mobile advertising - Print media and packaging, SMS coupons, competitions and games, billboards and big screen advertising.

DATABASE

Historically, we were a developer and provider of the Zim IDE software, which is used by companies in the design, development, and management of information databases. We now license the Zim IDE software products to customers through direct sales.

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

COMPETITION

ZIM operates primarily in the mobile industry, historically as an aggregator. In the upcoming fiscal year we will be entering a new business line as a mobile content owner and distributor. Competitors include mobile application providers, mobile application aggregators, entertainment and other digital media companies, and the mobile operators themselves, as they also offer mobile content directly to their end users.

Both the aggregation industry and the mobile content industry are highly competitive and rapidly changing due to the nature of the growing market. We have many competitors in the industry, including WIN PLC, MBlox and Mobile365 in aggregation and Verisign, which owns Jamster and Monstermob in mobile content. These competitors may have certain competitive advantages over us, including but not limited to:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	greater global brand recognition; and

•	larger customer bases

.

We compete within the aggregation market primarily for volume of traffic and strategic relationships. Since the mobile content market is aimed at consumer, rather than business customers, we will compete in the mobile content market for subscribers and for the quality of the content in our offering.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share.

Please refer to the section of this report entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” for a more detailed discussion of the risks we face from our competitors.

We compete in the aggregation environment based on our ability to connect to international operators through a variety of strategic relationships with other aggregators and mobile operators. We have developed strategic relationships with a range of content and service partners in order to serve our customers more effectively and to extend our services to an international audience. We compete in the mobile content space based on the existing brand recognition and our ability to offer new and intriguing content.

CUSTOMERS

As of March 31, 2006, we had over 100 customers in over 10 countries. One customer, SIT Consulting Ltd, accounted for approximately 18% of our revenues for the year ended March 31, 2006.

In July 2004 we signed a contract with SMS.ac, a US company that specializes in sending mobile content. In the beginning of our relationship, SMS.ac was considered material to our operations in that they were sending significant traffic through our UK connections. The relationship expanded in 2005 to include our Canadian connections as well. Since that time, SMS.ac decreased the number of messages it sends through us to the point that we no longer consider them significant to our business. Their business accounted for approximately 6% of our revenue for the fiscal year ended March 31, 2006. Subsequent to the year end, the traffic SMS.ac was sending through our gateway was further decreased. For further discussions on this and its effect on our business, please see the section of this report entitled “Changes in Strategic Direction” in the Management's Discussion and Analysis or Plan of Operation.

TECHNOLOGY INFRASTRUCTURE

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our products and services, expanding in the mobile media market and maintaining the attractiveness and competitiveness of our products and services.

Our operating infrastructure is designed to serve and deliver tens of millions of messages each week to hundreds of cell phone operators worldwide. The system uses a scalable and redundant infrastructure located on servers at co-location hosting sites in Canada. We believe that these hosting partners provide operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

This infrastructure allows us to be a high performance mobile gateway connecting large Internet communities to approximately two billion cell phones worldwide through the various mobile operators.

Our servers run on Linux and Windows platforms using Postgres and proprietary SMPP servers. SMPP is a short message peer-to-peer protocol for exchanging SMS messages between SMS peer entities such as short message service centres. It is used to allow third parties to submit messages, often in bulk. Our database system is an advanced entity-relationship database, which also operates on Windows and Linux platforms.

Through the acquisition of AIS, we now own the platform for the mobile content portals.  Using a third party’s hosting facilities, our portals can serve hundreds of thousands of visitors monthly.  Our platform uses scalable web server and SQL database server facilities to ensure adequate support to a large number of subscribers and different types of contents.

Our platform consists of two main components, the web server and the database server.  The web server is the main customer interface providing all necessary facilities for browsing, searching and purchasing mobile contents. It is hosted on a separated machine running Microsoft Internet Information Service (IIS) offering Search Engine Optimized (SEO) pages and content structure to ensure a high page ranking for our sites and ease of customer search and navigation.

The database server houses all the content structure and subscriber database.  It is hosted on a fully redundant machine equipped with Redundant Array of Independent Disks (RAIDs) running Microsoft SQL Server.  Our platform is completely data-driven and optimized for search engines to ensure direct, easy search and access to all content offered on our sites.

Our platform incorporates its own billing facilities, has direct access to credit card transaction, cheque clearing brokers, Paypal and various carriers for premium SMS charging facilities.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

Intellectual property does not represent a material part of our assets or business strategy. We do not rely on patents or copyrights and, to the extent we maintain trade secrets, we rely on confidentiality agreements to protect them from misappropriation.

GOVERNMENTAL REGULATION

Because of the increasing use of the Internet and mobile devices, and the public’s concern for privacy, U.S. and foreign governments have adopted, or may in the future adopt, laws and regulations relating to the Internet or use of mobile devices, addressing issues such as user privacy, security, pricing, age verification, content quality, copyrights and distribution techniques. We could become subject to new laws and regulations in various countries that could limit our ability to market our products and to distribute and/or collect user information. These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties. We take steps using industry standard tools such as firewall, VPN, encryption and antivirus to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties or partners or employees will not gain unauthorized access despite our efforts or that we will not incur costs in complying with our notification obligations under such circumstances.

EMPLOYEES

As at March 31, 2006, we had 25 full-time employees, with 11 employees in selling, general and administration and 14 employees in technical areas including technical support and research and development. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

Of these employees, 22 are based in Ottawa, Canada; three are in Sao Paolo, Brazil.

FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

This Annual Report on Form 10-KSB contains forward-looking statements. When considering the forward-looking statements made in this Report, you should consider the risks set forth directly below, and other cautionary statements throughout this Report, which may cause actual results to vary materially from the outcomes discussed in the forward-looking statements.

RISKS RELATED TO OUR BUSINESS

BECAUSE OUR REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	Offer competitive pricing for our services;
•	Offer new and innovative mobile content;
•	Maintain our current relationships and develop new strategic relationships with mobile content designers and mobile operators;
•	Attract and retain qualified employees; and
•	Upgrade our technology infrastructure to manage increased messaging demands and trends.

WE HAVE CONTRACTED WITH THIRD PARTIES TO PROVIDE MOBILE CONTENT FOR OUR RECENTLY ACQUIRED INTERNET PORTALS AND WE MAY LOSE USERS AND REVENUE IF THESE ARRANGEMENTS ARE TERMINATED.

We have arrangements with a number of third parties to provide mobile content to our subscriber base. Although no single third party service provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful mobile content, or if a large number of our existing relationships are terminated, we could lose customers and our content may become less desirable.

WE MAY EXPERIENCE DIFFICULTIES ACCURATELY FORECASTING OUR OPERATING RESULTS, THEREBY MAKING OUR BUSINESS OPERATIONS MORE DIFFICULT TO SUSTAIN.

Due to our limited operating history as a mobile content provider, we may not be able to accurately forecast its future operating results. If our gross margins from our operations fall materially short of estimated expenses, our business operations will become more difficult to sustain since we will then have to reduce our spending and/or raise additional capital over and above any current capital raising plans. It may not be possible for us to accomplish either task in a timely manner, or at all, in which event we would have to curtail or suspend certain or all of our business operations. Any action to such effect is likely to have a material adverse effect on our business relationships, financial results, financial condition and prospects.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing customers, attract new customers at a steady rate and maintain user satisfaction; technical difficulties or system downtime; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and industry regulation. As a result of these and other factors, you should not place undue reliance on quarter-to-quarter comparisons of our operating results as indicators of likely future performance.

WE MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO TECHNOLOGICAL CHANGE AND CHANGING CUSTOMER REQUIREMENTS, THEREBY LOSING SALES.

If we are unable to adapt to the rapid changes in technology and customer needs that are inherent to the mobile industry, we may lose sales and fail to grow. In order to meet these rapid changes, we will have to effectively integrate new wireless and data technologies, continue to develop our technologies and technical expertise and respond to changing customer needs.

THE LOSS OF THE SERVICES OF DR. MICHAEL COWPLAND AND OTHER KEY PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS.

The loss of the services of Dr. Michael Cowpland and other key personnel could affect our performance in a material and adverse way. We currently depend heavily on the services of Dr. Cowpland as well as his ability to, and past practice of, funding our cash requirements from time to time. For example, since April 2002, Dr. Cowpland and a holding company owned by his spouse have provided financing of approximately $6.4 million to us. However, there can be no assurance that either of them will continue to do so.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition and requirements for additional funding. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm to our audited consolidated financial statements for the year ended March 31, 2006 include an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OF OUR BUSINESS OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS, FINANCIAL CONDITION AND PROSPECTS.

If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or suspend certain of our business operations, which could have a material adverse effect on our business relationships, financial results, financial condition and prospects. We anticipate that our cash, net of bank indebtedness, at March 31, 2006 of $207,068, along with cash generated from operations, will not be sufficient to meet our present operating and capital expenditures for the next three months. We will require substantially more funds to continue and expand our business operations.

ZIM EXPECTS TO INCUR OPERATING LOSSES FOR A MINIMUM OF THE NEXT TWELVE MONTHS. SUCH LOSSES WILL DIRECTLY AFFECT OUR REQUIREMENTS FOR ADDITIONAL FUNDS AND ABILITY TO CONTINUE AS A GOING CONCERN.

Our anticipated requirements for additional funds are based, in large part, upon our expectation that we will incur operating losses for the next twelve months. The extent to which these anticipated losses are actually incurred will directly affect our need for additional capital and ability to continue as a going concern. If the shortfall between the revenues generated and our operating expenses for the next twelve months is greater than the operating losses which are already expected, our need to secure additional funds is likely to increase accordingly and further adversely affect our ability to continue as a going concern. Moreover, we cannot assure that actual operating losses will not exceed management's current expectations. These anticipated operating losses are due in part to anticipated costs in the marketing of our new line of mobile content and our ability to increase the number of subscribers.

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

WHILE WE BELIEVE THAT WE WILL HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE FOR MARCH 31, 2008, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

While we believe that we will have adequate internal control procedures in place for March 31, 2008, we are still exposed to potential risks from the requirement to evaluate internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we are evaluating our internal control systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. Throughout this process, we will incur additional expenses and use of management's time. In addition, if we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our shares.

OUR STRATEGIC DIRECTION IS EVOLVING, WHICH COULD NEGATIVELY AFFECT OUR FUTURE RESULTS.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our offerings and market focus. Since 2004, we have focused on our SMS aggregation services. We continue to evaluate opportunities in a rapidly evolving market. We plan to leverage our intellectual capital and core technologies to focus more on mobile content and offering our product to the end user, as opposed to the mobile content provider.

As part of this plan, on April 1, 2006, we acquired AIS and have realigned our operations to offer a service directly to the end user. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results. We will continue to offer aggregation services to mobile content providers.

WE OPERATE IN NEW AND RAPIDLY EVOLVING MARKETS, AND OUR BUSINESS MODEL CONTINUES TO EVOLVE, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our mobile business is in a new industry that has undergone rapid and dramatic changes in its short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to attract and retain unique and sought after mobile content; to control expenditures and to respond quickly and appropriately to industry developments, including rapid technological change; changes in customer requirements; and new products introduced into our markets by our competitors. If we do not effectively address the risks we face, we may not achieve profitability.

IN THE NEW FISCAL YEAR, WE WILL DEPEND ON THIRD PARTIES FOR CONTENT, AND THE LOSS OF ACCESS TO OR INCREASED COST OF THIS CONTENT COULD CAUSE US TO REDUCE OUR PRODUCT OFFERINGS TO CUSTOMERS AND COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

AIS has the right to acquire content from numerous third-party content providers, and our future success with AIS is highly dependent upon our ability to maintain these relationships and enter into new relationships with other content providers.

We will license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into or maintain satisfactory arrangements with these content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our operating results.

IF WE ARE UNABLE TO MANAGE THE INTEGRATION OF OUR ACQUIRED BUSINESSES, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

A failure to effectively manage the integration of any acquisitions we may make may adversely affect our business and financial condition. Any acquisition that we make will place significant demand on management, technical and other resources.

In particular, failure to understand the mobile content market quickly will adversely affect the acquisition of AIS. Our failure to manage the integration of the mobile content platform acquired from AIS with our existing technical infrastructure will adversely affect the acquisition of AIS.

WE HAVE AFFILIATED SHAREHOLDERS WHO CAN SUBSTANTIALLY INFLUENCE THE OUTCOME OF ALL MATTERS VOTED UPON BY OUR SHAREHOLDERS AND WHOSE INTERESTS MAY NOT BE ALIGNED WITH YOURS.

The beneficial ownership of the Chief Executive Officer and related parties is approximately 52%. As a result, they are able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

INTENSE COMPETITION IN THE MOBILE MARKET COULD PREVENT US FROM INCREASING SUBSCRIPTIONS FOR OUR SERVICES OR CAUSE US TO LOSE MARKET SHARE.

Our future business model depends on our ability to sell our mobile content offering in an extremely competitive and rapidly changing market. Our competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

CONSOLIDATION IN THE INDUSTRIES IN WHICH WE OPERATE COULD LEAD TO INCREASED COMPETITION AND LOSS OF CUSTOMERS.

The mobile industry has experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;
•	our distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms;
•	competitors could improve their competitive positions through strategic acquisitions; and
•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us, or gain additional negotiating leverage in their relationships with us.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal office is located in Ottawa, Canada. ZIM leases an office suite of approximately 3,300 square feet. The lease is currently scheduled to expire in October, 2010.

We believe that our existing facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not party to any pending legal proceeding, nor is any of our property the subject of any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended March 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

"Bid" and "asked" offers for our common shares are quoted on the Over-the-Counter Bulletin Board ("OTCBB") published by the National Quotation Bureau, Inc. Our common shares have been quoted on the OTCBB under the symbol "ZIMCF" since October 16, 2003. The following table shows the high and low bid prices of our common shares for the periods indicated as reported by the OTCBB. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

PERIOD	HIGH	LOW

2005 Second quarter	$0.48	$0.28
2005 Third quarter	$0.51	$0.24
2005 Fourth quarter	$0.40	$0.16
2006 First quarter	$0.22	$0.15
2006 Second quarter	$0.18	$0.12
2006 Third quarter	$0.16	$0.06
2006 Fourth quarter	$0.11	$0.06

Our common shares are thinly traded and, accordingly, reported sale prices may not represent a true market-based valuation of our common shares. As of June 8, 2006 there were approximately 1,000 record holders of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of securities for the quarter ended March 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

The following discussion includes information from the audited consolidated statements of operations for the years ended March 31, 2006 and 2005. The information for the year ended March 31, 2006, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2005 and includes all adjustments necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and is stated in US dollars.

OVERVIEW

ZIM Corporation (“ZIM”, “Our” or “We”) is a provider of mobile messaging and data services. We use our technology and expertise to expand the use of the mobile phone beyond voice to include SMS messages and other content, such as ringtones and wallpapers. We also have a database product known as Zim IDE that is used by companies in the management of information databases.

We focus on two businesses: mobile and database. We have expanded the mobile business through an acquisition, effective April 1, 2006, of a mobile content company. We plan to leverage our mobile offering to focus more on providing mobile content to consumers while continuing to offer aggregation services to other businesses.

Since 2004, our strategic focus has been on being a leading SMS aggregator. Due to consolidation in the SMS aggregation market and the expansion of the mobile content market, we changed our focus during the fourth quarter of 2006 to expand our mobile offering to include providing mobile content. Effective April 1, 2006 we acquired two mobile content internet sites, www.ringingphone.com and www.monstertones.com, which were owned by ATS through a wholly owned subsidiary, AIS. We plan to leverage our existing relationships and technology used in the SMS aggregation business to expand our mobile offering.

Our mobile business provides aggregation services to mobile content providers and in the 2007 fiscal year, mobile content to end users.

We continue to offer a database product known as Zim IDE that is used by companies in the management of information databases.

OVERVIEW OF 2006 OPERATING RESULTS

The following is an overview of our operating results for the year ended March 31, 2006. A more detailed discussion of our operating results, comparing our operating results for the years ended March 31, 2006 and 2005, is included under the heading “Results of Operations for the Year Ended March 31, 2006 Compared to the Year Ended March 31, 2005” of this “Management's Discussion and Analysis or Plan of Operation”.

Revenues for the year ended March 31, 2006 decreased to $3.6 million from $4.0 million for the year ended March 31, 2005. Revenue from our mobile segment decreased from $2.8 million to $2.4 million. The decrease is primarily due to reduced traffic from our customer base. Revenue from our software sales decreased from $1.26 million for the year ended March 31, 2005 to $1.24 million for the year ended March 31, 2006.

Total operating expenses for the year ended March 31, 2006 were $7.1 million, a decrease of approximately $1 million from operating expenses of $8.1 million for the year ended March 31, 2005. The decrease was attributable to a decrease in costs of revenue relating to the decrease in revenues associated with SMS aggregation and operating costs. Other differences include the amortization of intangible items in fiscal 2005 of $359,197, as compared to $2,984 in fiscal 2006 and impairment charges of $2.1 million in 2006 and $1.7 million in 2005.

As mentioned above, included in operating expenses for the year ended March 31, 2006 is an impairment charge relating to the goodwill associated with the acquisition of EPL Communications and E-Promotions (together referred to as “EPL”), of approximately $2.1 million. Included in the operating expenses for the year ended March 31, 2005 are impairment charges of $1.7 million. The impairment charges in fiscal 2005 relate to the goodwill associated with our Brazil operations and the intangible assets acquired in 2004 for SMS aggregation. Additional detail is available in the “Critical Accounting Estimates” section of “Management's Discussion and Analysis or Plan of Operation” in this Report.

CHANGE IN STRATEGIC DIRECTION

Due to the decrease in revenues from SMS aggregation services, and our expectations that the revenues related to SMS aggregation will not increase in the new fiscal year, we have changed our strategic direction from focusing on being solely an SMS aggregator to being a provider of mobile content, including ringtones and wallpapers. We will utilize our existing technology and relationships with mobile operators to grow this area of business. We have found the SMS aggregation industry is undergoing a consolidation, allowing bigger aggregators to get lower costs than are available to us for connections to mobile operators. The other factor affecting our ability to compete in this industry is the ability for the larger SMS content providers to negotiate substantially increased revenue share payments for themselves. One of our customers, SMS.ac, had been significant customer for us in prior years, but their ability to negotiate larger revenue share payments for themselves resulted in our either accepting reduced revenue or in some cases, ceasing traffic all together. As of June 8, 2006, we no longer send any traffic to UK or Canadian mobile operators on behalf of SMS.ac.

We believe that, with our understanding of the technology for sending content, as well as our existing relationships with mobile operators and other aggregators internationally, we will be well positioned to become a provider of mobile content. Having the ownership or other rights to the content, we will not be required to share revenues with third party mobile content providers.

On March 28, 2006, with an effective date of April 1, 2006, we entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of Advanced Internet, Inc. (“AIS”), from Advanced Telecom Services, Inc. (“ATS”), in exchange for 10,000,000 common shares of ZIM, a non-interest bearing note repayable over 12 months to April 1, 2007 with a principal amount of $250,000, secured by a charge over all of our current and after-acquired assets, and an option to purchase an additional 500,000 of our common shares with an exercise price of $0.07. The assets of AIS include two internet portals that are currently offering mobile content to the end user.

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

The following supplemental information describes significant judgments and estimates involved in our critical accounting policies, which are more fully described in Note 2 to the consolidated financial statements included in this Report.

VALUATION ALLOWANCES

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of tax expense and related balance sheet accounts. We have currently recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that based on factors such as; future profitability, a reduction in the valuation allowance is appropriate, an adjustment to our deferred tax assets would increase income in the period such determination was made.

GOODWILL IMPAIRMENT

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), goodwill and other intangible assets with an indefinite useful life are tested for impairment at least annually. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment of recorded goodwill exist.

During the third quarter of fiscal 2006, it became apparent that our revenues for SMS aggregation would be decreased from the prior year and that both ZIM and the industry at large were experiencing negative trends. As a result, we performed an evaluation of the goodwill associated with the EPL acquisition, which resulted in recording a non-cash impairment of approximately $2.1 million. See further details of this impairment in the analysis of the expenses and in Note 6 to the ZIM Corporation Consolidated Financial Statements.

REVENUE RECOGNITION

Revenues shown in the financial statements included with this Report have been derived mainly from SMS messaging services, SMS fee-based services, and proprietary software products and licenses.

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

We rely on the billing statements from third party mobile operators to record revenues. These statements are reviewed for consistency with internally generated statements. Due to the time lag of receiving billing statements from third-party mobile operators, revenues in any period may have to be estimated based on our internal records of billings and transmissions, adjusting for prior period confirmation rates with mobile operators and prior period discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. We apply confirmation rates based on the average of the recent actual historical rates. To date, there has been no significant adjustment to any estimates. However, our internal judgments may be incorrect in any period, which may result in our recording materially incorrect revenues.

STOCK-BASED COMPENSATION

Through March 31, 2006, we accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we did not record any compensation expense as stock options granted were priced at the fair market value of our stock at the date of grant.

Commencing April 1, 2006, we will adopt SFAS No. 123(R), Stock-Based Compensation, which requires us to record stock compensation expense for equity based awards granted, including stock options, which will be recognized over the service period of the equity based award based on the fair value of the award at the date of grant. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R). See the “Recent Accounting Pronouncements” section of this Report below for further information.

Had we expensed stock options to employees at the time of grant, our net loss for the years ended March 31, 2006 and 2005 would have been $3,550,166 and $5,339,513 respectively. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended March 31, 2006	Year ended March 31, 2005
Risk-free interest rates	4.50%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	1.5

INTERNAL CONTROLS AND CORPORATE GOVERNANCE

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the timeliness and reliability of the information disclosed. At the end of our fiscal period ended March 31, 2006, our Independent Registered Public Accounting Firm provided our Audit Committee with a letter outlining material weaknesses encountered during the course of the audit. Their primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. Their other area of concern was the inadequate segregation of duties among the administrative staff. Due to the size of our Company and the costs to remediate these issues, we still consider these concerns to be relevant.

We are continually addressing ways to implement improved internal controls over financial reporting. During fiscal 2006, we directed our efforts towards improving communications between internal departments and further review procedures such as detailed monthly reviews of revenue and costs. With the postponement of the requirement to report on and to obtain the auditors’ opinion on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until March 31, 2008, our internal Sarbanes-Oxley Committee has been focusing on documenting and improving our existing processes. During the next fiscal year, our efforts will be directed at completing the documentation, and reviewing and testing the design and effectiveness of our internal controls. Our goal is to establish internal controls that are effective in accordance with the requirements of Section 404 of Sarbanes-Oxley for our fiscal year ended March 31, 2008. Continuous improvement and monitoring of our business processes will likely identify other possible changes related to internal controls. All of these efforts will ensure that we are effectively utilizing our available resources and that the processes in place are efficient and scalable in order to support our future growth.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2006 COMPARED TO THE YEAR ENDED MARCH 31, 2005

REVENUES

	Year ended March 31, 2006	As a %	Year ended March 31, 2005	As a %
	$		$
Bulk SMS	1,259,892	35%	1,000,271	25%
Premium SMS	922,785	26%	1,337,371	33%
Other SMS services and products	173,921	5%	429,369	11%
	2,356,598	66%	2,767,011	69%

Software	254,050	7%	338,143	8%
Maintenance and consulting	984,667	27%	926,044	23%
	1,238,717	34%	1,264,187	31%

	3,595,315	100%	4,031,198	100%

Total revenues for the year ended March 31, 2006 were $3,595,315 as compared to $4,031,198 for the year ended March 31, 2005. The decrease in revenues is due to the decrease in our sales of premium aggregation services and other SMS services and products.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK MESSAGING

Our bulk SMS messaging revenue increased from $1,000,271 for the year ended March 31, 2005 to $1,259,892 for the year ended March 31, 2006. The increase in bulk messaging revenues is due to new customers using our bulk routes. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route. This route is likely to change throughout the year as different aggregators will be able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators. At certain points during the year, ZIM was able to offer cost effective routes for our customers. However due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future. As a result, we do not expect to see significant increases in our bulk messaging revenue for fiscal 2007.

PREMIUM MESSAGING

Our premium SMS messaging revenue decreased from $1,337,371 for the year ended March 31, 2005 to $922,785 for the fiscal year ended March 31, 2006.

During the year ended March 31, 2006, we experienced a decrease in the amount of premium messaging traffic we sent as a result of our reduced ability to provide the lowest cost solution, thereby reducing our revenue. We also have experienced a decrease in the our share of the revenue per message sent due to the competitive nature of the premium messaging industry and the dominance of a few larger customers or mobile content providers. We do not expect to see continued growth in revenue from aggregation services.

OTHER SMS SERVICES AND PRODUCTS

Our other SMS services revenue decreased from $429,369 for the year ended March 31, 2005 to $173,921 for the fiscal year ended March 31, 2006, primarily as a result of our reduced marketing efforts. Included in other SMS services are 2-way SMS services to replace pagers, miscellaneous marketing campaigns, LBS and virtual mobile revenues. Included in other SMS products are products developed for the SMS channel that have not experienced market acceptance, including SMS Office and SMS Mail.

During the year we discontinued our LBS service. All other products and services are continuing; however we do not market these products and we do not consider them part of our core business.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. As anticipated, software sales decreased from $338,143 for the year ended March 31, 2005 to $254,050 for the year ended March 31, 2006. The decrease is a result of our customer base continuing to wait for the release of a new version of the software. The market for database software has expanded substantially over the years and customers have migrated to other competitors that have larger market share. Management expects to see further deterioration of its customer base and as a result, further decreases in the sales of Zim IDE software.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. Maintenance revenues increased slightly to $984,667 for the year ended March 31, 2006, compared with $926,044 for the year ended March 31, 2005. Due to ZIM’s past presence in Brazil, approximately $810,000 of the maintenance revenue was generated in Brazil. We did not see a significant change in maintenance revenues in Brazil between March 31, 2006 and 2005.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

EXPENSES

Operating expenses

	Year ended March 31, 2006	Year ended March 31, 2005
	$	$

Cost of revenue	1,975,641	2,321,318
Selling, general and administrative	2,475,299	2,970,315
Research and development	505,327	708,147
Amortization of intangible assets	2,984	359,197
Impairment of long-lived assets	–	232,270
Impairment of intangible assets	–	967,183
Impairment of goodwill	2,133,197	530,270
Loss on disposal of property and equipment	10,929	33,561
	7,103,377	8,122,261

Operating expenses decreased from $8,122,261 for the year ended March 31, 2005 to $7,103,377 for the year ended March 31, 2006.

COST OF REVENUE

Included in the cost of revenue are costs related to the sale of Zim IDE and costs relating to SMS revenues.

	Year ended March 31, 2006	Year ended March 31, 2005
	$	$
Mobile
Revenue	2,356,598	2,767,011
Cost of revenue	(1,770,338)	(2,064,942)
Gross margin	586,260	702,069

	25%	25%

Software
Revenue	1,238,717	1,264,187
Cost of revenue	(205,303)	(256,376)
Gross margin	1,033,414	1,007,811

	83%	80%

Gross margins for SMS applications remained at 25% for the fiscal year ended March 31, 2006. Since we record our net revenues, the margins are not affected by changes in the revenue share negotiated between our customers, the mobile content provider, and us. Other fees, such as our 24-7 support, connection fees, short code fees, and payments to mobile operators have remained constant between the fiscal years.

Gross margins for software, maintenance and consulting sales increased from 80% for the year ended March 31, 2005 to 83% for the year ended March 31, 2006. Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software. In Brazil, where the majority of this revenue is earned, there have been lower sales taxes relating to the sales, which has decreased the costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the year ended March 31, 2006 and the year ended March 31, 2005 were $2,475,299 and $2,970,315 respectively. The decrease is primarily attributable to reduced costs of operating an office in the UK. In September 2004, the UK office was closed and a smaller satellite office was operated until May 2005, at which time all operations were transferred to Canada.

Management remains committed to cost management. We continue to incur minimal expenses relating to travel and support positions. In addition, during the 2006 fiscal year, ZIM relocated its head office to a smaller space, which will result in significantly reduced occupancy costs for fiscal 2007.

Management does expect to see some increased expenditures in fiscal 2007 as we prepare for compliance with Section 404 of Sarbanes-Oxley.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from $708,147 for the year ended March 31, 2005 to $505,327 for the year ended March 31, 2006. The decrease in research relates to the change of focus from SMS products to SMS services. Through part of 2005, we continued development on SMS Office as well as SMS services. By fiscal 2006, the focus was primarily on SMS services (aggregation). The engineering staff was substantially reduced as a result.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the year ended March 31, 2006 was $2,984, representing the balance of the unamortized portion of the customer list acquired in the Brazil acquisition. In the fourth quarter of fiscal 2005, all other intangible items were considered to be fully impaired. Prior to the impairment, $359,197 was recorded as amortization of intangible assets.

IMPAIRMENT CHARGES

We recorded non-cash impairment charges relating to both intangible and long-lived assets in the UK reporting unit and goodwill in the UK and Brazil reporting units in fiscal 2005 and 2006.

UK IMPAIRMENTS:

After the acquisition of EPL, we relied solely on the technology purchased to provide our aggregator services to the UK. Initially the technology was able to perform at reasonable levels. As we continued to add new customers and increased the load of messages, we experienced technical difficulties with this purchased platform. After several attempts to stabilize the platform and with the hiring of a new Chief Technology Advisor in January 2005, the decision was made to rebuild the platform in Canada using new technologies, thereby abandoning the UK platform by the first quarter of 2006. We therefore performed an impairment test on this asset during the fourth quarter of 2005 using the discounted future cash flows method, and as a result of this test, we have determined that the technology platform is fully impaired and recorded a non-cash impairment charge of approximately $232,000. This impairment was reported under the mobile segment.

The core technology intangible asset associated with the above physical platform purchased was also determined to be fully impaired during the fourth quarter of 2005. The carrying amount of this intangible asset was compared to its fair value using the discounted future cash flow method. The facts and circumstances leading to this impairment are the same as noted in the paragraph above. The amount of the impairment loss amounted to approximately $830,000. This impairment was also reported under the mobile segment.

On February 10, 2004, at the time of the EPL acquisition, a customer list intangible asset was recorded. The amount originally assigned to the acquired customer list was based on the costs that we would have otherwise incurred to establish these relationships. At that time, we believed that these customer relationships would enable us to sell our SMS Office products to the mobile operators in the UK. However, as noted earlier, even though SMS Office was well received by these international mobile operators, this product did not receive market acceptance from end users and we therefore ceased all sales efforts for this product. In addition, due to the instability of the UK platform as mentioned above, we were unable to reliably service some of the customers acquired in the acquisition, resulting in reduced revenues by the fourth quarter of the year. Based on these events, we performed an impairment test on this asset during the fourth quarter of fiscal 2005 using the future discounted cash flow method. This test resulted in a non-cash impairment charge of approximately $134,000 in the mobile segment rendering the asset fully impaired.

The annual evaluation of the goodwill associated with our UK reporting unit is usually performed during the fourth quarter of each year. However due to negative trends in this reporting unit, we performed the impairment test in the third quarter. We noted that revenues had decreased from the prior year and that we had been unable to generate significant new customers. The goodwill associated with the reporting unit had been supported by our expectations that the related projected cash flows would grow. With the decrease in revenues, the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows, resulting in a non-cash impairment charge of $2,133,197.

BRAZIL IMPAIRMENTS:

The annual evaluation of goodwill associated with our Brazil reporting unit was performed during the fourth quarter of fiscal 2005. The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. This resulted in a non-cash impairment charge of approximately $530,000. During the 2005 fiscal year, the Brazil operations experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2005 result. Management expected to see a return to historical levels subsequent to the release of ZIM 8 in the fall of 2004, however results for the third and fourth quarter failed to meet expectations. Further, as we are no longer focused on the database market and as the database market has become increasingly competitive, management made the decision to limit sales initiatives in Brazil or in the database market and focus on the SMS segment. Management continues to support the existing ZIM IDE software customers but we are not forecasting significant new revenues or new customers in this segment. Management also decided during the 2005 fiscal year to close the office in Brazil and terminate three of the six employees. As a result of the lack of sales, the increased competition and management's decision to downsize the Brazilian office, we determined that the goodwill associated with the Brazil reporting unit was fully impaired in fiscal 2005.

LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

During the year ended March 31, 2006, we incurred a loss of $10,929 relating to the disposal of property and equipment upon the termination of employees. For the year ended March 31, 2005, the loss of $33,561 related to our decision to terminate employees and to close the Brazil and UK offices.

INTEREST

For the year ended March 31, 2006, we incurred interest expense on the debt held by our Chief Executive Officer and on our operating line of credit with the Royal Bank of Canada. Both debts incur interest at prime plus 1.75% per annum. Offsetting this interest expense was interest income received from the Canadian tax authority for our tax refund relating to prior years and interest income on our surplus cash held in Brazil. For the year ended March 31, 2005, our operations in Brazil received interest income on their surplus funds.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil as well as investment tax credits on research and development expenditures in Canada. The decrease in income taxes recoverable is due to the decrease in research expenditures.

As a result of the factors described above, the net loss for the year ended March 31, 2006 was $3,388,493 as compared to $3,964,107 for the year ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash, net of bank indebtedness, of $207,068 and working capital of $241,536, as compared to cash of $737,888 and working capital of $1,120,710 at March 31, 2005. This deterioration of financial position is principally a result of the decrease in revenues generated from our SMS services.

Cash flows for the fiscal periods were as follows:

	Year ended March 31, 2006	Year ended March 31, 2005
	$	$
Cash flows used in operating activities	(944,523)	(1,762,459)
Cash flows used in investing activities	(111,278)	(42,917)
Cash flows provided by financing activities	456,934	1,621,236

We used $944,523 in operating activities for the year ended March 31, 2006 as compared to $1,762,459 for the year ended March 31, 2005.

We used $111,278 and $42,917 of cash in investing activities during the years ended March 31, 2006 and 2005 respectively. These amounts were used for purchasing miscellaneous office equipment and furniture. The increase in the year ended March 31, 2006 relates to leasehold improvements relating to the relocation of our head office. The balance of the leaseholds was financed by the landlord and is included in deferred rent.

We increased cash by $456,934 in fiscal 2006 as a result of $7,429 from stock option exercises, $419,538 from the line of credit from the Chief Executive Officer and $29,967 from a line of credit with the Royal Bank of Canada. We issued 43,700 common shares upon exercise of options. In the year ended March 31, 2005, we received $1,540,186 from private placements and $81,050 from the exercise of options.

Accounts receivable decreased from $2,174,148, as at March 31, 2005 to $1,301,647 as at March 31, 2006. This change is a result of the decrease in revenues during the year relating to SMS messaging traffic. In general, mobile operators in the UK pay within 35 days of the month end, and Canadian operators pay up to 90 days after month end, or on a quarterly basis. For other international connections, we rely on other aggregators that pay up to 60 days after month end. Each of the mobile operators and aggregators has signed contracts with us outlining the terms of their payments. The decrease in accounts receivables does not affect our liquidity, as there is a corresponding decrease in accounts payable.

Credit terms for software, maintenance and consulting services have remained consistent from prior periods at 30 days.

As at March 31, 2006, approximately 42% of all related receivables are current. As at March 31, 2005, 63% of all receivables were current. The primary difference in these percentages is that, at March 31, 2006, a partner and another aggregator had not paid us for revenue since November due to discussions with the partner on unrelated expenses. This was resolved subsequently and all amounts were paid. We review all accounts regularly for collection and believe that the allowance at March 31, 2006 is sufficient.

We will need an estimated $1,800,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. We have access to a working capital line of credit for approximately $220,000 and approximately $8,500 available from the line of credit provided by the Chief Executive Officer. We do not have any other bank credit facility under which we may borrow funds for the estimated additional financing needs of $1,330,000. We have not received any commitments from any third parties to provide additional financing.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success we have in changing our strategic direction as well as our ability to maintain business in existing operations and our ability to raise additional financing. Accordingly, there can be no assurance that we will be able to meet our working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2006 indicated that there was substantial doubt regarding our ability to continue as a going concern.

If we are unable to obtain the necessary funds, we may have to curtail or suspend some or all of our business operations, which would likely have a material adverse effect on our business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

The following is a summary of ZIM's contractual obligations for the periods indicated that existed as of March 31, 2006.

Operating lease obligations:

$
2007	62,173
2008	62,173
2009	61,968
2010	58,824
2011	34,314
279,452

NEW ACCOUNTING PRONOUNCEMENTS

(I) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The impact on ZIM'S financial statements of applying one of the acceptable fair-value based methods of accounting for stock options is disclosed in Note 2 to the Financial Statements included in this Report.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZIM Corporation

We have audited the accompanying consolidated balance sheets of ZIM Corporation and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of ZIM Corporation and subsidiaries as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $3,388,493 and used $944,523 of cash from operations, during the year ended March 31, 2006. The Company also has generated negative cash flows from operations during each of the last five years. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP

---------------------------------------------

Raymond Chabot Grant Thornton LLP

Ottawa, Canada

June 2, 2006

ZIM Corporation
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended March 31, 2006	Year ended March 31, 2005 As restated
	$	$
Revenue
Mobile	2,356,598	2,767,011
Software	1,238,717	1,264,187

Total revenue	3,595,315	4,031,198

Operating expenses
Cost of revenue	1,975,641	2,321,318
Selling, general and administrative	2,475,299	2,970,315
Research and development	505,327	708,147
Amortization of intangible assets	2,984	359,197
Impairment of long-lived assets	–	232,270
Impairment of intangible assets	–	967,183
Impairment of goodwill	2,133,197	530,270
Loss on disposal of property and equipment	10,929	33,561

Total operating expenses	7,103,377	8,122,261

Loss from operations	(3,508,062)	(4,091,063)

Other income
Interest income, net	5,510	5,535

Loss before income taxes	(3,502,552)	(4,085,528)
Income tax benefit	114,059	121,421

Net loss	(3,388,493)	(3,964,107)

Basic and fully diluted loss per share	(0.06)	(0.07)

Weighted average number of shares outstanding	59,560,139	57,968,459

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation
Consolidated Statement of Shareholders' Equity and Comprehensive Loss
(Expressed in US dollars)

	Number of common shares issued and outstanding	Common shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
		$	$	$	$	$

Balance as at March 31, 2004	55,180,026	16,029,770	1,540,959	(12,249,573)	(311,128)	5,010,028

Shares issued through the exercise of options	305,000	81,050				81,050
Stock options granted to non-employees			334,422			334,422
Shares issued through a private placement, net of costs	4,032,843	1,540,186				1,540,186
Comprehensive loss
Net loss				(3,964,107)
Cumulative translation adjustment					402,911
Total comprehensive loss						(3,561,196)
Balance as at March 31, 2005	59,517,869	17,651,006	1,875,381	(16,213,680)	91,783	3,404,490

Shares issued through the exercise of options	43,700	7,429				7,429
Stock options granted to non-employees			254,017			254,017
Comprehensive loss
Net loss				(3,388,493)
Cumulative translation adjustment					179,577
Total comprehensive loss						(3.208,916)
Balance as at March 31, 2006	59,561,569	17,658,435	2,129,398	(19,602,173)	271,360	457,020

The accompanying notes are an integral part of the consolidated financial statements.

ZIM Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended March 31, 2006	Year ended March 31, 2005
	$	$
OPERATING ACTIVITIES
Net loss	(3,388,493)	(3,964,107)
Items not involving cash:
Depreciation of property and equipment	99,786	209,118
Amortization of intangible assets	2,984	563,570
Impairment of long-lived assets	–	232,270
Impairment of intangible assets	–	967,183
Impairment of goodwill	2,133,197	530,270
Interest accrued	10,722
Loss on disposal of property and equipment	10,929	33,561
Stock-based compensation (non-employees)	254,017	334,422
Changes in operating working capital:
Decrease (increase) in accounts receivable	941,982	(1,008,208)
Decrease (increase) in investment tax credits receivable	121,806	(124,963)
Decrease (increase) in prepaid expenses	42,387	(31,253)
Increase in acquisition costs	(37,524)	–
Increase (decrease) in accounts payable	(587,354)	597,277
Decrease in accrued liabilities	(495,821)	(70,616)
Decrease in deferred revenue	(53,141)	(30,983)
Cash flows used in operating activities	(944,523)	(1,762,459)
INVESTING ACTIVITIES
Purchase of property and equipment and cash flows used in investing activities	(111,278)	(42,917)
FINANCING ACTIVITIES
Proceeds from the exercise of options	7,429	81,050
Proceeds from shares issued through a private placement	–	1,540,186
Proceeds from line of credit	29,967	–
Proceeds from loan from a shareholder	419,538	–
Cash flows provided by financing activities	456,934	1,621,236
Effect of changes in exchange rates on cash	98,014	51,508
Decrease in cash	(500,853)	(132,632)
Cash, beginning of year	737,888	870,520
Cash, end of year	237,035	737,888
Supplemental cash flow disclosure
Interest paid	10,555	6,436
Income taxes paid	74,240	23,130

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2006	2005
	$	$
ASSETS
Current assets
Cash	237,035	737,888
Accounts receivable, net	1,301,647	2,174,148
Investment tax credits receivable	407,766	512,337
Acquisition costs	37,847	–
Prepaid expenses	59,305	98,541
	2,043,600	3,522,914
Property and equipment, net	280,909	211,843
Intangible assets, net	–	3,056
Goodwill	–	2,068,881
	2,324,509	5,806,694
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	29,967	–
Accounts payable	612,703	1,163,586
Accrued liabilities	406,145	875,006
Deferred revenue	322,989	363,612
Due to a shareholder	430,260	-
	1,802,064	2,402,204
Deferred rent	65,425	–

Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value, non-cumulative	-	-
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2006 and 2005.
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2006 and 2005.	-	-
Common shares, no par value,
unlimited authorized shares, issued and outstanding 59,561,569 shares as at March 31, 2006 and 59,517,869 shares as at March 31, 2005.	17,658,435	17,651,006
Additional paid-in capital	2,129,398	1,875,381
Accumulated deficit	(19,602,173)	(16,213,680)
Accumulated other comprehensive income	271,360	91,783
	457,020	3,404,490
	2,324,509	5,806,694

The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

1 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM Corporation ("ZIM" or the "Company") is a provider of mobile messaging and data services channel. Prior to entering the SMS (Short Message Service) or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). During the year ended March 31, 2006, EPL was dissolved and all operations were transferred to Canada. ZIM is also the sole shareholder of ZIM Technologies do Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation.

BUSINESS OF THE COMPANY

Historically, the Company is known as a developer and provider of the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The technology for the Zim IDE software was developed at Bell Northern Research in Ottawa, Ontario in the 1980s and acquired by ZIM in 1996. The software is now licensed to thousands of customers through direct sales.

Beginning in 2001, the Company expanded its business strategy to include opportunities associated with mobile products. Originally the Company designed mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, mobile messaging, or text messaging as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices. The mobile data software products did not receive significant market acceptance from end users. With the acquisition of EPL in 2004, the Company shifted its focus to SMS aggregation services. Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM is now providing an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers.

By the end of the fiscal year ended March 31, 2006, ZIM began to focus on ways to use the existing infrastructure for content delivery and the relationships established with the mobile carriers. The Company’s goal for the fiscal year ending March 31, 2007, is to expand its product offering of mobile content, so that the Company owns unique and desirable content, that it delivers using its existing technical infrastructure, to a wide consumer base.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

LIQUIDITY

The Company has incurred a net loss of $3,388,493 during the year ended March 31, 2006. In addition, the Company generated negative cash flows from operations of $944,523 for the year ended March 31, 2006 and has generated negative cash flows from operations during each of the last five years.

At March 31, 2006, we had cash, net of bank indebtedness, of $207,068 and working capital of $241,536, as compared to cash of $737,888 and working capital of $1,120,710 at March 31, 2005. This deterioration of financial position is principally a result of the decrease in revenues generated from our SMS services.

We will need an estimated $1,800,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. We have access to a working capital line of credit for approximately $220,000 and approximately $8,500 available from the line of credit provided by the Chief Executive Officer. We do not have any other bank credit facility under which we may borrow funds for the estimated additional financing needs of $1,330,000. We have not received any commitments from any third parties to provide additional financing.

All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address these issues by continuing to raise capital through the placement of equity, obtaining advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and/or results of operations and may necessitate a reduction in operating activities

In the longer term, the Company has to generate the level of sales which would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the ability to attract and retain new customers, the market acceptance of its product offering or services, the level of its promotional activities and advertising required to support its activities. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

The consolidated financial statements have been prepared on the basis of the going concern assumption, meaning the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The carrying amounts of assets, liabilities, revenues and expenses presented in the financial statements and the balance sheet classification have not been adjusted as would be required if the going concern assumption were not appropriate.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts recorded in the financial statements and the notes to the financial statements. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, the valuation allowance associated with deferred income tax assets, goodwill impairment, expected useful life of property and equipment and intangible assets, and the fair value calculation with respect to the stock options. These estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future. Actual results may differ from those estimates.

COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income (loss) ("OCI"). OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders' equity and excluded from net income. The only comprehensive income item for the Company relates to foreign currency translation adjustments relating to the translation of the financial statements into the reporting currency.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

During the fourth quarter of fiscal 2006, management determined that one premium messaging contract did not comply with the mobile revenue recognition policy as described below. In the prior year, the Company had recorded the mobile operator’s share of the fees collected from the end users amounting to $311,123 as revenue, with the same amount in the cost of revenue. The Company has adjusted the revenue and the cost of revenue in the accompanying consolidated financial statements to reflect the mobile operator’s revenue share.

Mobile revenue, previously reported as $3,078,134 for the year ended March 31, 2005, has been reduced by $311,123. Cost of revenue, previously reported as $2,632,441 for the year ended March 31, 2005, has also been reduced by $311,123. These adjustments have no impact on the balance sheet, operating loss, net loss or on net cash flows from operations for the current or prior periods.

The consolidated results of operations on a quarterly basis were as follows:

	Revenue	Cost of revenue	Net loss	Loss per share	Effect of reclassification

2006	$	$	$	$	$
First quarter	1,331,648	658,090	(196,881)	(0.003)	(1,044)
Second quarter	817,389	532,617	(368,720)	(0.006)	(91,450)
Third quarter	789,844	391,439	(2,391,930)	(0.040)	(33,445)
Fourth quarter	656,434	393,495	(430,962)	(0.007)	(22,735)
Total	3,595,315	1,975,641	(3,388,493)	(0.057)	(148,674)

2005
First quarter	600,166	403,065	(992,203)	(0.018)	(82,612)
Second quarter	1,215,938	601,701	(535,014)	(0.009)	(119,048)
Third quarter	1,125,279	596,434	(252,854)	(0.004)	(67,251)
Fourth quarter	1,089,815	720,118	(2,184,036)	(0.037)	(42,212)
Total	4,031,198	2,321,318	(3,964,107)	(0.068)	(311,123)

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

REVENUE RECOGNITION

The Company derives revenue from two sources: mobile services and applications and enterprise software, including maintenance and consulting services. Mobile services involve providing SMS and other content applications and services. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications.

MOBILE REVENUE RECOGNITION

Revenues from our mobile segment are derived principally from providing aggregation services whereby ZIM sends messages from its customers through mobile operators to end users on their cell phones. In this situation, the Company contracts with its customers that can not connect directly to the mobile operators and with the third party mobile operators or other aggregators directly for the transmission of the messages. Net revenues are recognized in the month in which the service is performed, provided no significant ZIM obligations remain. We rely on a number of mobile network operators and other aggregators globally to deliver our services. Generally, (i) within 15 to 30 days after the end of each month, ZIM receives a statement from each of the operators or aggregators confirming the amount of charges billed to that operator's mobile phone users and (ii) within 30 to 90 days after delivering a monthly statement, each operator or aggregator remits the fees for the month to ZIM. ZIM arranges to pay the mobile content provider a set amount per message under a revenue share arrangement. ZIM nets this revenue share fee against the revenue it receives from the mobile operators.

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

Under SOP 97-2, revenue is recognized when the following four criteria have been met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	the fee is fixed and determinable; and
•	collectibility is probable.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs amounted to $32,099 for the year ended March 31, 2006 ($42,311 for the year ended March 31, 2005).

INVESTMENT TAX CREDITS

The Company qualifies for scientific research and development expenditures. Investment tax credits are recorded as a reduction of income tax expense when it is more likely than not that the credits will be realized. Investment tax credits not utilized in the current year can be used to offset income taxes in future years.

GOVERNMENT ASSISTANCE

Government assistance is recorded as a reduction of the related expense or the cost of the assets acquired. Government assistance is recorded in the accounts when reasonable assurance exists that the Company has complied with the terms and conditions of the approved grant program.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

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

The accounts of the Company's subsidiaries that are recorded in the Company's functional currency, the Canadian dollar, translate their foreign currency transactions as follows: gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency, are translated at the weighted average exchange rates for the period and are included in the statement of operations of the current period. For the year ended March 31, 2006 and 2005, the Company recognized a foreign exchange gain of $53,008 and $31,768 respectively in the accompanying consolidated statements of operations.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. When necessary, a valuation allowance is recorded to reduce the tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share are calculated giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to such shares at the later of the beginning of the period or the issuance date. This method is used to determine the dilutive effect of common shares. The treasury stock method is used to determine the dilutive effect of warrants and stock options. The treasury stock method assumes that proceeds received from the exercise of in-the-money share purchase warrants and stock options are used to repurchase common shares at the average market price during the period.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

STOCK OPTION PLAN

Through March 31, 2006, stock option grants have been accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense has been recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status.

No compensation expense has been recognized for this plan when stock options are issued to directors and employees of the Company. Any consideration paid by the eligible participants on exercise of stock options is credited to share capital. If stock options are repurchased from eligible participants, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to shareholders' equity. Since the Company does not account for options granted to participants using the fair value method for employees and directors, it discloses pro forma information related to net income and earnings per share figures, which are calculated as if the entity applied the fair value method of accounting to stock options granted to participants.

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

	Year ended March 31, 2006	Year ended March 31, 2005

	$	$

Net loss, as reported	(3,388,493)	(3,964,107)

Stock-based employee compensation income (expense) included in net loss	-	-
Stock-based employee compensation expense determined under fair value based method for all awards	(161,673)	(1,375,406)

Net loss, pro forma	(3,550,166)	(5,339,513)

Basic and diluted net loss per share:
As reported, basic and diluted	(0.06)	(0.07)

Pro forma, basic and diluted	(0.06)	(0.09)

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended March 31, 2006	Year ended March 31, 2005

Risk-free interest rates	4.50%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	1.5

Beginning in fiscal 2007, ZIM will record compensation expense related to stock options as described in Note 20(i) below.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the underlying assets using the following methods and rates:

Computer equipment	40%	Declining balance
Software	40%	Declining balance
Technology platform	33%	Declining balance
Office furniture and equipment	40%	Declining balance
Voice communications equipment	20%	Declining balance
Leasehold improvements	5 years	Straight line

ZIM moved into new office space during the year and purchased a new telephone system. Due to the new technology, which will significantly extend the life of the equipment, the Company has changed the estimate for voice communications equipment to 20% declining balance from one year, straight line.

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

LONG-LIVED ASSETS

Long-lived assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ("FAS 144") requires that, whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, the undiscounted estimated future cash flows from the expected use of those assets must be compared to their net book value to determine if impairment is indicated. FAS 144 requires that assets deemed impaired be written down to their estimated fair value through a charge to earnings. FAS 144 states that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information. Under the provisions of FAS 144, the Company reviewed its long-lived assets for impairment to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives are amortized on the straight-line method over their estimated useful lives.

Customer lists relating to ZTI do Brasil Ltda. were being amortized over their estimated rate of customer attrition which has been assumed to be 40% in the first year, 50% of the then residual in the second and third years, and the remaining balance in the fourth year.

Customer relationships relating to E-Promotions Limited and EPL Communications (together referred to as "EPL") were being amortized on a straight-line basis over 18 months and the core technology relating to EPL was being amortized on a straight-line basis over five years. An impairment in the value of customer relationships and core technology relating to EPL was recorded in the fiscal year ending March 31, 2005.

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

We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of ZTI do Brasil Ltda. in fiscal 2005 and EPL in fiscal 2005 and fiscal 2006 to their respective carrying values, including the goodwill related to these reporting units.

Based on negative trends in our results relating to EPL and in the industry at large, ZIM performed an impairment review in the third quarter to determine if the recorded goodwill relating to EPL was impaired. Our impairment review compares the fair value of EPL to their respective carrying values, including the goodwill related to these reporting units.

OTHER

No remuneration has been recorded in these financial statements for the services of the Chief Executive Officer who represents the majority shareholder.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

3 - ACCOUNTS RECEIVABLE

	March 31, 2006	March 31, 2005
	$	$
Trade accounts receivable	1,216,395	1,606,444
Unbilled trade accounts receivable	73,728	595,227
Allowance for doubtful accounts	(43,711)	(56,733)
Other	55,235	29,210
	1,301,647	2,174,148

4 - PROPERTY AND EQUIPMENT

March 31, 2006	Cost	Accumulated depreciation	Net book value
	$	$	$

Computer equipment	879,105	761,174	117,931
Software	57,823	54,443	3,380
Office furniture and equipment	183,034	149,735	33,299
Voice communications equipment	5,091	297	4,794
Leasehold improvements	133,972	12,467	121,505

	1,259,025	978,116	280,909

March 31, 2005	Cost	Accumulated depreciation	Impairment	Net book value
	$	$	$	$

Computer equipment	819,060	671,794	-	147,266
Software	54,287	48,572	-	5,715
Technology platform	707,406	475,136	232,270	0
Office furniture and equipment	180,792	125,027	-	55,765
Leasehold improvements	119,396	116,299	-	3,097

	1,880,941	1,436,828	232,270	211,843

The Company reviewed its fixed assets for impairment at each year end to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

After the acquisition of EPL, the Company relied solely on the technology purchased to provide its aggregator services to the UK. Initially the technology was able to perform at reasonable levels. As ZIM continued to add new customers and increased the load of messages, the Company experienced technical difficulties with this purchased platform. After several attempts to stabilize the platform and with the hiring of a new Chief Technology Advisor in January 2005, the decision was made to rebuild the platform in Canada using new technologies, thereby abandoning the UK platform by the first quarter of 2006. The Company therefore performed an impairment test on this asset during the fourth quarter of the year ended March 31, 2005, using the discounted future cash flows method, and as a result of this test, the Company determined that the technology platform was fully impaired and recorded a non-cash impairment charge of approximately $232,000 in the year ended March 31, 2005. This impairment was reported under the mobile segment.

5 - INTANGIBLE ASSETS

March 31, 2006	Cost	Accumulated amortization	Impairment	Net book value
	$	$	$	$

Customer list	80,997	80,997	-	-

	80,997	80,997	-	-

March 31, 2005	Cost	Accumulated amortization	Impairment	Net book value
	$	$	$	$

Customer list	78,206	75,150	-	3,056
Core technology	1,077,683	244,510	833,173	-
Customer relationships	549,838	415,828	134,010	-

	1,705,727	735,488	967,183	3,056

The core technology intangible asset associated with the physical technology platform purchased as discussed in Note 4 was also determined to be fully impaired during the fourth quarter of the year ended March 31, 2005. The carrying amount of this intangible asset was compared to its fair value using the discounted future cash flow method. The facts and circumstances leading to this impairment are the same as noted in Note 4. The amount of the impairment loss was approximately $830,000. This impairment was also reported under the mobile segment in the year ended March 31, 2005.

On February 10, 2004, at the time of the EPL acquisition, a customer list intangible asset was recorded. The amount originally assigned to the acquired customer list was based on the costs that the Company would have otherwise incurred to establish these relationships. At that time, ZIM believed that the value of these customer relationships was that it would enable us to sell our SMS Office products to the mobile operators in the UK. However, as noted earlier, even though SMS Office was well received by these international mobile operators, this product did not receive market acceptance from end users and the Company therefore ceased all sales efforts for the product. In addition, due to the instability of the UK platform as mentioned above, ZIM was unable to reliably service some of the customers acquired in the acquisition, resulting in reduced revenues by the fourth quarter of the year ended March 31, 2005. Based on these events, ZIM performed an impairment test on this asset during the fourth quarter of the year ended March 31, 2005 using the future discounted cash flow method. This test resulted in a non-cash impairment charge in the year ended March 31, 2005 of approximately $134,000 in the mobile segment rendering the asset fully impaired.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

As a result, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recorded an impairment charge in its Consolidated Statement of Operations for the year ended March 31, 2005 of approximately $967,000 related to the core technology and customer relationships.

The remaining customer list was fully amortized in fiscal 2006.

6 - GOODWILL

EPL

Based on negative trends in our results and in the industry at large, ZIM performed an impairment review in the third quarter of the year ended March 31, 2006 to determine if the recorded goodwill associated with EPL was impaired. Our impairment review compared the fair value of EPL to their respective carrying values, including the goodwill related to these reporting units.

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

As a result of the decrease in revenues, the increased competition and our decision to focus on expanded areas of growth, ZIM determined that the goodwill acquired in the EPL acquisition is fully impaired.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Brazil

The annual evaluation of goodwill associated with our Brazil reporting unit was performed during the fourth quarter of fiscal 2005. The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows; this resulted in a $530,270 non-cash impairment charge. During the year ended March 31, 2005, the Brazil operations experienced a substantial decline in operating performance when compared to prior year performance and budgeted 2005 result. Management expected to see a return to historical levels subsequent to the release of ZIM 8 in the fall of 2004, however results for the third and fourth quarter of fiscal 2005 failed to meet expectations. Further, as ZIM was no longer focused on the database market and as the database market has become increasingly competitive, management made the decision to limit sales initiatives in Brazil or in the database market and focus on the mobile segment. Management continues to support their existing Zim IDE software customers but is not forecasting significant new revenues or new customers in this segment. Management also decided during the 2005 fiscal year to close the office in Brazil and terminate three of the six employees. As a result of the lack of sales, the increased competition and management's decision to downsize the Brazilian office, the Company determined that the goodwill associated with the Brazil reporting unit was fully impaired in fiscal 2005.

$

Balance at March 31, 2004	2,397,620
Goodwill impairment charge	(530,270)
Foreign exchange	201,531

Balance at March 31, 2005	2,068,881
Goodwill impairment charge	(2,133,197)
Foreign exchange	64,316

Balance at March 31, 2006	–

7 – LINE OF CREDIT

In the first quarter of fiscal 2006, ZIM obtained a working capital line of credit for $250,000 from its principal banker. The $250,000 revolving credit facility is secured by the Company’s assets and amounts drawn bear interest at the prime rate, as published by the Royal Bank of Canada, plus 1.75%. At March 31, 2006, there was $220,033 available on the line of credit.

As at March 31, 2006, ZIM was in violation of certain covenants associated with the line of credit. Specifically, ZIM has not maintained a ratio of current assets to current liabilities of not less than 1.1:1 or a tangible net worth of at least $750,000.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

8 - ACCRUED LIABILITIES

	March 31, 2006	March 31, 2005
	$	$

Employee related accruals	59,214	42,461
Professional fees	177,762	73,336
Withholding tax accrual	11,094	96,794
Trade	156,857	523,239
Other	1,218	139,176
	406,145	875,006

9 - RELATED PARTY TRANSACTIONS

On June 25, 2004, the Company's Chief Executive Officer ("CEO") and majority shareholder, a corporation owned by the spouse of the CEO ("160879 Canada Inc.") and the spouse of the CEO participated in a private placement of the Company's common shares whereby they purchased an aggregate of 775,789 units for gross proceeds of $294,800. The shares issued in the private placement were priced at $0.38 per unit, the closing market price on the Over the Counter Bulletin Board ("OTCBB") on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

On July 30, 2004, the Company completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of the CEO.

On October 7, 2004, the Company completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the CEO, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross proceeds were $397,050.

DUE TO A SHAREHOLDER

On August 11, 2005, ZIM entered into a loan agreement with its CEO to make credit facility available to the Company. The credit facility is an unsecured revolving facility in the amount of approximately $428,100. All advances shall bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand.

As at March 31, 2006, the principal balance due to the Chief Executive Officer is $419,538 plus $10,722 of interest due.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

10 - SHAREHOLDERS' EQUITY

Transactions for the periods include the following:

The Company issued 43,700 and 305,000 common shares in the years ended March 31, 2006 and 2005, respectively, pursuant to the exercise of stock options by employees and non-employees.

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

On July 30, 2004, the Company completed the second part of this private placement of 2,004,211 units at $0.38 per unit, for total gross proceeds of $761,600. Each unit consisted of one common share and two common share purchase warrants. Each warrant may be exercised at any time prior to October 30, 2005 at an exercise price of $0.38 per share. All of the 2,004,211 units were purchased by the spouse of the CEO.

On October 7, 2004, the Company completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of ZIM's common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of the Company's CEO, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross and net proceeds were $397,050. The warrants expired on January 6, 2006.

ADDITIONAL PAID IN CAPITAL

During the years ended March 31, 2006 and 2005, the Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $254,017 and $334,422 respectively.

The fair value was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31, 2006	Year ended March 31, 2005
Risk-free interest rates	4.50%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	1.5

11 - STOCK OPTIONS

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at March 31, 2006, 21,874,371 (March 31, 2005, 16,551,871) options were outstanding under the Employee Stock Option Plan. In addition, 6,110,000 (March 31, 2005, 6,110,000) options were issued in prior periods outside of ZIM’s Employee Stock Option Plan. Stock options are granted with an exercise price equal to the common shares' fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

A summary of the status of the stock options is as follows:

	March 31, 2006		March 31, 2005
	Number of options outstanding	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
		$		$
Options outstanding, beginning of year	22,661,871	0.64	20,835,071	0.75
Granted	6,700,000	0.16	10,154,182	0.42
Exercised	(43,700)	0.17	(305,000)	0.27
Forfeited	(1,333,800)	0.48	(8,022,382)	0.65
Options outstanding, end of year	27,984,371	0.54	22,661,871	0.64

The following table represents a summary of the options outstanding as at March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2006	Weighted average exercise price
$		Years	$		$

0.07-0.16	2,875,000	2.65	0.12	2,875,000	0.12
0.17-0.33	6,411,666	2.02	0.20	6,411,666	0.20
0.34-0.48	4,469,723	1.06	0.39	4,469,723	0.39
0.50-0.69	1,822,500	1.04	0.62	1,822,500	0.62
0.70-0.86	8,426,650	1.02	0.83	8,426,650	0.83
0.94	3,978,832	0.21	0.94	3,978,832	0.94

	27,984,371	1.31	0.54	27,984,371	0.54

EMPLOYEE AND NON-EMPLOYEE OPTIONS

During the year ended March 31, 2006, 2,890,000 (March 31, 2005 - 8,414,182) options were granted to employees.

During the year ended March 31, 2006, 3,810,000 (March 31, 2005, 1,740,000) options were granted to non-employees.

Of the 3,810,000 options granted to non-employees in the year ended March 31, 2006, no options were granted below market and 3,600,000 were granted at $0.20, when the market price was $0.17. Of the 1,740,000 options granted to non-employees in the year ended March 31, 2005, 400,000 were granted at below market prices.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

During the years ended March 31, 2006 and March 31, 2005 certain employees were terminated and are no longer providing any substantive services to ZIM. Under their termination agreements, their option grants were modified and the options were retained and extended to their original term. In accordance with Issue 20 of Issue 00-23, the options are accounted for under Opinion 25. The intrinsic values of the modified options are recognized as compensation expense on the date of termination, which is considered the measurement date.

The compensation expense recorded due to the modification of terminated employees’ options in the years ended March 31, 2006 and March 31, 2005 are NIL and $750.

12 – WARRANTS

As at March 31, 2006, 1,150,006 (March 31, 2005, 9,215,692) warrants were outstanding. Warrants were issued in January 2004 as part of a private placement. The warrants expire on May 30, 2008 and have an exercise price of $0.20. Each warrant entitles the holder to purchase one common share of ZIM. During the fiscal year ended March 31, 2006, 8,065,686 warrants expired. No warrants have been exercised.

13- INTEREST

	Year ended March 31, 2006	Year ended March 31, 2005
	$	$

Interest expense	21,401	6,436
Interest income	(26,911)	(11,971)
Total	(5,510)	(5,535)

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

14 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows:

	Year ended March 31, 2006	Year ended March 31, 2005

Tax Rate	36.12%	36.12%

Expected Canadian Income Tax Recovery	(1,265,122)	(1,475,693)
Adjustment due to application of Small Business Deduction	612,947	714,967
Change in valuation allowance for originating temporary differences and losses available for carry forward	639,441	744,947
Difference between Canadian and foreign tax rates	14,480	11,527
Other	72,641	51,003
Refundable tax credits	(188,444)	(168,173)
	(114,059)	(121,421)

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

Income tax recoveries of $114,059 and $121,421 for the years ended March 31, 2006 and 2005 respectively relate to refundable income tax credits receivable, partially offset by income taxes paid by the Company's Brazilian subsidiary.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

	March 31, 2006	March 31, 2005
	$	$
Temporary differences
Losses available for carry forward	1,754,778	1,744,609
Property and equipment - differences in net book value and unamortized capital cost	113,701	143,432
Intangible assets - differences in net book value and tax basis	149,419	143,702
Unused scientific research and experimental development amounts deductible	815,551	694,634
Other	-	(14,917)
Gross deferred tax asset	2,833,449	2,711,460
Valuation allowance	(2,833,449)	(2,711,460)
Net deferred tax asset	-	–

The Company has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:

	Federal	Provincial
	$	$

2007	765,436	765,436
2008	2,804,893	2,804,893
2009	1,633,963	1,633,963
2010	630,442	630,442
2011	1,325,263	1,325,263
thereafter	2,264,162	2,264,162
	9,424,159	9,424,159

As at March 31, 2006, the Company had accumulated unclaimed federal and provincial scientific research and experimental development deductions of approximately $2,417,076 and $3,432,758 respectively ($2,033,658 and $2,849,822 in 2005). This amount can be carried forward indefinitely to reduce income taxes payable in future years.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The Company has federal scientific research and experimental development credits available to reduce income taxes in Canada which expire in the following years:

$
2007	-
2008	1,553
2009	1,170
2010	6,302
2011	-
Thereafter	328,717
337,742

For the year ended March 31, 2006, the Company recorded an amount of $188,444 of investment tax credits ($168,173 for the year ended March 31, 2005).

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	March 31, 2006	March 31, 2005

Stock options	-	2,460,000
Warrants	-	-

Total options outstanding at March 31, 2006 and 2005 were 27,984,371 and 22,661,871 respectively. Total warrants outstanding at March 31, 2006 and 2005 were 1,150,006 and 9,215,692 respectively.

16 - FINANCIAL INSTRUMENTS

RISK MANAGEMENT ACTIVITIES

The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

FOREIGN EXCHANGE RISK MANAGEMENT

Cash includes the following amounts in their source currency:

	March 31, 2006	March 31, 2005

Canadian dollars	(3,784)	121,047
US dollars	10,010	92,120
Brazilian reals	390,573	162,933
British pounds	24,564	256,464
Euros	9,347	–

Accounts receivable include the following amounts receivable in their source currency:

	March 31, 2006	March 31, 2005

Canadian dollars	588,206	1,036,455
US dollars	5,709	121,530
Brazilian reals	340,150	488,009
British pounds	260,670	474,643
Euros	150,746	86,582

	March 31, 2006	March 31, 2005

Canadian dollars	339,655	485,695
US dollars	9,857	213,864
Brazilian reals	24,688	29,425
British pounds	132,921	276,532
Euros	57,424	11,460

Accounts payable include the following amounts payable in their source currency:

CONCENTRATION OF CREDIT RISK

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. Credit exposure is minimized by dealing with only creditworthy counterparties in accordance with established credit approval policies.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

	March 31, 2006	March 31, 2005

Canada	38%	36%
North and South America, excluding Canada	16%	15%
Great Britain	28%	41%
Europe, excluding Great Britain	11%	8%
Other	7%	0%
	100%	100%

FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short periods to maturity of the instruments.

17 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has the following lease commitments relating to facilities:

$
2007	62,173
2008	62,173
2009	61,968
2010	58,824
2011	34,314
279,452

For the year ended March 31, 2006, rent expense was $239,867 ($235,308 for the year ended March 31, 2005).

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

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

18 - SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: mobile applications and enterprise software. Mobile applications involve providing SMS and other content applications and services for mobile devices. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications.

The Company considers all revenues and expenses to be of an operating nature and accordingly, allocates them to the segments. Costs specific to a segment are charged directly to the segment. Company office expenses are allocated to either of the segments based on gross revenues. Significant assets of the Company include cash and working capital. The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies.

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

Year ended March 31, 2006	Mobile	Software	Total
	$	$	$

Revenue	2,356,598	1,238,717	3,595,315
Cost of revenue	(1,770,338)	(205,303)	(1,975,641)
Gross margin	586,260	1,033,414	1,619,674

Allocation of operating expenses	2,461,257	519,369	2,980,626
Amortization of intangible assets	-	2,984	2,984
Impairment of goodwill	2,133,197	-	2,133,197
Loss on disposable of fixed assets	10,929	-	10,929
Allocation of interest expense (income)	(4,550)	(960)	(5,510)
Income tax expense (recoverable)	(156,688)	42,629	(114,059)
	4,444,145	564,022	5,008,167

Net (loss) income	(3,857,885)	469,392	(3,388,493)

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

Year ended March 31, 2005	Mobile	Software	Total
	$	$	$

Revenue	2,767,011	1,264,187	4,031,198
Cost of revenue	(2,064,942)	(256,376)	(2,321,318)
Gross margin	702,069	1,007,811	1,709,880

Allocation of operating expenses	3,214,709	463,753	3,678,462
Amortization of intangible assets	347,762	11,435	359,197
Impairment of long-lived assets	232,270	-	232,270
Impairment of intangible assets	967,183	-	967,183
Impairment of goodwill	-	530,270	530,270
Loss on disposable of fixed assets	33,561	-	33,561
Allocation of interest expense (income)	(4,837)	(698)	(5,535)
Income tax expense (recoverable)	(143,771)	22,350	(121,421)
	4,646,877	1,027,110	5,673,987

Net loss	(3,944,808)	(19,299)	(3,964,107)

Approximately 66% of net revenue in fiscal 2006 was from the mobile segment and 34% was from the enterprise software segment. In the year ended March 31, 2005, approximately 69% of net revenue was from the mobile segment and 31% of revenue was from the enterprise software segment. Approximately 82% of the revenue, before revenue share payments, was from the mobile segment and 28% was from the enterprise software segment.

The decrease in the mobile segment revenue and margin relates to increased competition in the SMS aggregation market. The revenue for our software segment remained stable between the years. The increase in net income between the years ended March 31, 2006 and 2005 is primarily due to the impairment of goodwill in the year ended March 31, 2005.

The Company has one customer based in Barcelona, Spain generating approximately 18% of total revenue for the year ended March 31, 2006. No customers generated over 10% of revenue for the year ended March 31, 2005.

The following table sets forth segment assets used by each product line:

	March 31, 2006	March 31, 2005
	$	$
Mobile	1,919,468	5,074,629
Software	405,041	732,065
Total assets	2,324,509	5,806,694

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Year ended March 31, 2006	Year ended March 31, 2005
	$	$

United States	504,286	655,944
United Kingdom	411,889	2,062,218
Europe	892,592	148,007
Brazil	1,012,115	804,813
Canada	765,743	348,991
Other	8,690	11,225
Total revenue	3,595,315	4,031,198

	March 31, 2006	March 31, 2005
	$	$
Long-lived assets
Canada	273,532	205,016
Brazil	7,377	9,883
United Kingdom	-	2,068,881
Total long-lived assets	280,909	2,283,780

Management evaluates each segment’s performance based upon revenues and margins achieved.

ZIM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

19 – SUBSEQUENT EVENTS

On April 1, 2006, ZIM Corporation (the “Company”) acquired all of the outstanding capital stock of Advanced Internet Inc., from Advanced Telecom Services, Inc. (“ATS”), in exchange for 10,000,000 common shares of the Company (the “Consideration Shares”), a non-interest bearing note repayable over 12 months to April 1, 2007 with a principal amount of $250,000, secured by a charge over all of the Company’s current and after-acquired assets, and an option to purchase an additional 500,000 common shares of the Company with an exercise price of $0.07. The total purchase price was approximately $950,000.

The Stock Purchase Agreement provides for ZIM and ATS to indemnify each other for breaches of the other’s representations, warranties and covenants, and also for certain tax liabilities. A total of 1,000,000 of the Consideration Shares were placed in escrow for one year after the closing to secure ATS’s indemnification obligations to the Company. In addition, ZIM has agreed to use its best efforts both to file a registration statement within six months of the closing date to register re-sales of the Consideration Shares by ATS and also to cause that registration statement to be declared effective as soon after filing as reasonably practicable.

AIS owns and operates two internet mobile content sites known as www.ringingphone.com and www.monstertones.com.

20 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(i) SFAS NO. 123R

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. Management believes the impact on ZIM'S financial statements of applying Black-Scholes option-pricing model for stock options approximates the amounts disclosed in Note 2.

(ii) SFAS 153

The FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 (“APB 29”), and “Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the consolidated financial statements upon adoption of the new standard.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information that we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols.

Our independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency in one or more of the internal control components that, alone or in the aggregate, precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

These deficiencies consisted principally of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. To remedy these deficiencies, we have been identifying and developing certain enhancements to our internal control over financial reporting, including improving our contract administration and billing procedures and the increased automation of several recurring transactions. We have also implemented regular monthly and weekly reviews of information to reduce the likelihood of untimely identification and resolution of accounting matters.

Other internal control deficiencies that our auditors considered to contribute to the material weakness and the remedies taken to date, or planned, are as follows:

•

We continue to be reliant on manual systems to account for revenue and expenses. The industry we operate in is relatively new and we have been unable to find a cost-effective automated process that would eliminate our manual systems. As such we are dependant on tools such as Excel and reviews by managers and other finance team members. In order to avoid errors, all manual calculations are cross-referenced to contracts and subsequent amendments for accuracy. We have developed a contract review policy that involves senior level sales personnel and the Chief Financial Officer.

•

We are reliant upon data from mobile operators, or other aggregators, to determine successful traffic levels. This data is received subsequent to our reports used for our customers. In order to compensate for delays in receiving the data, we compare actual traffic reports from mobile operators or other aggregators to our internally generated traffic reports on a monthly basis. Based on these reviews we are able to determine estimates, which we believe are reliable, for differences in traffic numbers.

We intend to continue to implement these and other enhancements to our internal controls during fiscal 2007 and beyond. Management believes that these enhancements will assist in addressing the identified deficiencies. However, our small size continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, we focused on enhancing our communications between departments as we moved into an open concept work environment. This change in the environment was made in order to further promote communications throughout our Company, which in turn will provide more useful and reliable internal reporting. These changes have not yet had a material effect on our internal control over financial reporting, but are reasonably likely to materially affect our internal control over financial reporting in the future. We also continued to monitor the other internal control processes that we have established to ensure that they were working to remediate the internal control deficiencies.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our executive officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly held companies:

NAME	AGE	POSITION WITH ZIM

Dr. Michael Cowpland	63	President, Chief Executive Officer and Director
Jennifer North	40	Chief Financial Officer
Roberto Campagna	28	Vice President Sales
Steven Houck	36	Director
Charles Saikaley	47	Director
James Stechyson	41	Director
Donald Gibbs	60	Director

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

Roberto Campagna, Vice President Sales since August 2002 is responsible for enhancing our relationships with top wireless operator networks and extending our network of wireless-focused partners and suppliers. Mr. Campagna brings a wealth of software industry knowledge to his position, having previously worked in similar roles, lastly at Corel Corporation. During his four years at Corel he held increasingly more senior positions with the international sales organization, most recently serving as Regional Director of Latin America. In this capacity, Mr. Campagna was responsible for driving Corel's enterprise, retail and OEM sales and services strategies for the Latin America region, in addition to promoting policies and programs designed specifically for the company's largest enterprise customers. Mr. Campagna speaks four languages and he holds a Bachelor in International Business and Trade.

Steven Houck has served as a director since April 2001. Currently, Mr. Houck is the Vice President of World – wide Sales, EMC Insignia, for EMC Corporation. From early 2004 until 2005 Mr. Houck has been working as a consultant for various start up companies. From 1995 to early 2004, Mr. Houck held various positions with Corel Corporation. Prior to his service to Corel, he founded Worldview Technologies, a company specializing in multimedia design and authoring and served as its CEO until 1995. He received a Bachelors Degree in Business Administration from Florida Atlantic University.

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

Donald R Gibbs has been a director of ZIM since July 2003. He also serves as the Chairman of ZIM's Audit Committee. Since July of 2004, Mr. Gibbs has been the Chairman and Chief Executive Officer of Process Photonics Inc. From June 2001 to April 2004, Mr. Gibbs was the President and Chief Executive Officer of Original Solutions Inc. He is also the principal of his own consulting company, Donald R Gibbs and Associates which provides financial and management assistance to start-up corporations. Since 1970, Mr. Gibbs has held senior financial and executive positions in Mitel Corporation, Cognos Inc., Gandalf Systems Corporation, Positron Fiber Systems Inc., Gorilla Capital Inc., VIPswitch Inc. and Original Solutions Inc. Mr. Gibbs currently serves on the Board of Directors of WaveRider Inc. Mr. Gibbs received his Bachelor of Commerce degree from the University of Ottawa and holds a professional designation as a Certified Management Accountant.

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

The Audit Committee's functions include evaluating, and recommending to the Board the engagement of the independent registered public accounting firm, reviewing the results of their audit findings, and monitoring on a periodic basis our internal controls over financial reporting. The Audit Committee has a formally approved written charter. At fiscal year-end, the Audit Committee consisted of Donald Gibbs (Chairman), Jim Stechyson and Charles Saikaley. Mr. Saikaley has since resigned and will be replaced on the Committee as soon as possible. Mr. Gibbs is the Audit Committee’s financial expert, and meets the independence requirements of Item 7(d) (3) (IV) of Schedule 14A under the Exchange Act of 1934, as amended. The Audit Committee held four meetings during the fiscal year ended March 31, 2006.

The Compensation Committee’s functions include evaluating compensation for directors, officers, employees of and consultants to the Company, and making recommendations to the Board regarding such compensation matters. The Compensation Committee has a formally approved written charter. The Compensation Committee currently consists of Jim Stechyson and Steven Houck. The Compensation Committee held one meetings during the fiscal year ended March 31, 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons holding 10% or more of our common shares to file reports regarding their ownership and regarding their acquisitions and dispositions of our common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

We are aware that Michael Cowpland filed a Form 4 on August 22, 2005 for a transaction that occurred on September 20, 2004, that Roberto Campagna filed a Form 4 on August 22, 2005 for a transaction that occurred on March 5, 2004 and that Charles Saikaley filed a Form 4 on August 22, 2005 for a transaction that occurred on January 10, 2005. In each case, we made the reported option grant to the filers at the time of expiration of a prior grant for the same number of options. We are unaware of any other required reports that were not timely filed.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer, as well as to other senior management and senior financial staff of ZIM, and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Interested persons can obtain a copy of our Code of Ethics without charge by writing to: Investor Relations c/o 150 Isabella Street, Suite 150, Ottawa, Ontario K1S 1V7 or by visiting our web-site at www.zim.biz.

ITEM 10. EXECUTIVE COMPENSATION.

The table below provides detailed information on the compensation of the Chief Executive Officer and the Vice President of Sales for services rendered for the fiscal years ended March 31, 2006 and 2005 and the ten months ended March 31, 2004. No other executive officer or employee received compensation in excess of $100,000 for the fiscal year ended March 31, 2006.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
		($)
Michael Cowpland, President and Chief Executive Officer	2006	-	-	-	-	320,000	-	-
	2005	-	-	-	-	1,149,182	-	-
	2004	-	-	-	-	2,497,789	-	-
Roberto Campagna, Vice President Sales	2006	100,647	-	-	-	200,000	-	-
	2005	73,187	-	-	-	375,000	-	-
	2004	50,028	-	-	-	195,000	-	-

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table sets forth information regarding the exercise by the Chief Executive Officer and Vice President of Sales of stock options during the fiscal year ending March 31, 2006 and the value of unexercised, in the money options held by such officers as of March 31, 2006.

Name		Shares acquired on exercise	Value on realized ($)	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the-money option at FY end ($) (1)
				Exercisable	Unexercisable	Exercisable	Unexercisable

Michael Cowpland	2006	NIL	NIL	10,083,621	-	-	-

Roberto Campagna	2006	NIL	NIL	770,000	-	-	-

(1)

The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of common shares underlying the option by the difference between the exercise price of the option and the market price of the Company's common shares as quoted on the OTCBB on March 31, 2006 ($0.065).

OPTION/SAR GRANTS TABLE

The following table provides information regarding options granted to the Chief Executive Officer and Vice President of Sales during the fiscal year ended March 31, 2006.

Name	Fiscal year	Number of securities underlying options granted	% of total options granted to employees in fiscal year	Exercise price ($/common share)	Market value ($/common share)	Expiration date

Michael Cowpland	2006	120,000	11%	0.20	0.20	29-Apr-08
		100,000		0.14	0.14	07-Nov-08
		100,000		0.09	0.09	08-Dec-08

Roberto Campagna	2006	100,000	7%	0.14	0.14	07-Nov-08
		100,000		0.09	0.09	08-Dec-08

COMPENSATION OF DIRECTORS

Non-employee members of the Board of Directors are reimbursed for reasonable travel expenses related to attendance at Board meetings. No other fees are paid for attendance at meetings of the Board or their Committees. Each director is also awarded for his first year of service as a director, 200,000 stock options to purchase common shares at fair market value at date of the option grant.

In addition, non-employee members of the Board of Directors are eligible to receive option grants. During the year ended March 31, 2006, each of the Board members received the following option grant:

Date of Grant	Expiry Date	Price	Number of Options

08-Nov-05	07-Nov-08	0.14	60,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of June 8, 2006, the number and percentage of our outstanding common shares which are beneficially owned, directly or indirectly, by:

-	each person who known to us as the beneficial owner of 5% or more of our outstanding common shares;
-	each director and executive officer of ZIM Corporation; and
-	all directors and executive officers of ZIM Corporation as a group.

In accordance with the Rules and Regulations of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of June 8, 2006. Unless otherwise indicated, the persons listed are deemed to have sole voting and investment power over the shares beneficially owned.

			Common shares
Name	Address	Title	Number		Percentage

Michael Cowpland	234 Perley Court, Ottawa, Ontario	President and CEO	41,531,852	(1)	52%

Advanced Telecom Services	996 Old Eagle School Road, Suite 1105, Wayne PA	N/A	10,500,000	(2)	13%

Jennifer North		Chief Financial Officer	812,500	(3)	1%

Roberto Campagna		Vice President of Retail Sales	770,000	(4)	1%

Steven Houck		Director	350,000	(5)	1%

James Stechyson		Director	830,000	(6)	1%

Charles Saikaley		Director	350,000	(7)	1%

Donald Gibbs		Director	350,000	(8)	1%

All executive officers and officers as a group (7 persons)			44,994,352		54%

Applicable percentage of ownership is based upon 69,561,569 shares of common stock outstanding as of June 8, 2006, together with applicable options for such shareholder. Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 8, 2006 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

1.

The beneficial ownership of Michael Cowpland consists of 18,033,215 common shares owned directly by Dr. Cowpland and 10,083,621 common shares under options which are currently exercisable or are exercisable within 60 days of June 8, 2006. In addition Dr. Cowpland’s ownership includes 302,493 common shares owned by his son and 102,493 common shares issuable upon exercise of warrants that are currently exercisable or are exercisable within 60 days of June 8, 2006, and 4,216,235 common shares owned by Dr. Cowpland's spouse and 8,793,795 common shares owned by a company controlled by Dr. Cowpland's spouse. Dr. Cowpland disclaims beneficial ownership of the shares held by his wife, his son and the company controlled by his wife.

2.

The beneficial ownership of Advanced Telecom Services Inc. consists of 10,000,000 common shares owned directly and 500,000 common shares which it has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006.

3.

The beneficial ownership of Jennifer North consists of 812,500 common shares which she has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006.

4.

The beneficial ownership of Roberto Campagna consists of 770,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006.

5.

The beneficial ownership of Steven Houck consists of 350,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006.

6.

The beneficial ownership of James Stechyson consists of 450,000 common shares owned directly, 330,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006, and 50,000 shares issuable upon exercise of warrants that are currently exercisable or are exercisable within 60 days of June 8, 2006.

7.

The beneficial ownership of Charles Saikaley consists of 350,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006.

8.

The beneficial ownership of Donald Gibbs consists of 350,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2006.

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

Securities authorized for issuance under equity compensation plans at March 31, 2006 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding the securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,874,371[1]	$0.46	4,248,629
Equity compensation plans not approved by security holders	6,110,000[2]	$0.84	NIL
Total	27,984,371	$0.54	4,248,629

(1) Represents ZIM common shares issuable upon the exercise of options outstanding under ZIM's Employee Stock Option Plan.

(2) Represents ZIM common shares issuable upon the exercise of options outstanding and issued outside of ZIM's Employee Stock Option Plan to officers, directors and advisory Board members. During the period from October 13, 2000 to June 25, 2001, ZIM issued an aggregate of 8,285,000 options outside of the Employee Stock Option Plan. Of these options, 145,000 were exercised in the ten months ended March 31, 2004 and 2,030,000 options were cancelled in the fiscal periods ended March 31, 2005 and 2004. The remaining balance of 6,110,000 options expires on February 5, 2007, if not previously exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 25, 2004, our Chief Executive Officer and majority shareholder, a corporation owned by his spouse and his spouse participated in a private placement of common shares whereby they purchased an aggregate of 775,789 units for gross proceeds of $294,800. The shares issued in the private placement were priced at $0.38 per unit, the closing market price on the OTCBB on June 8, 2004, with each unit consisting of one common share and two warrants to purchase common shares for $0.38 per share.

On July 30, 2004, we completed the second part of this private placement, consisting of 2,004,211 units at $0.38 per unit, for gross proceeds of $761,600. All of the 2,004,211 units were purchased by the spouse of our Chief Executive Officer.

On October 7, 2004, we completed a private placement of 1,018,077 units at $0.39 per unit, the closing market price of our common shares on the OTCBB, on October 6, 2004. The units were purchased by the spouse of our Chief Executive Officer, with each unit consisting of one common share and two warrants to purchase common shares for $0.39 per share. Gross proceeds were $397,050.

On August 11, 2005, we entered into a loan agreement with our Chief Executive Officer to make credit facilities available to the Company. The credit facility is an unsecured revolving facility in the amount of approximately $428,100. All advances shall bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand. As at March 31, 2006, the principal balance due to the Chief Executive Officer was $419,538 plus $10,722 of interest due.

ITEM 13. EXHIBITS.

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the most recent two periods, we incurred audit, audit-related, tax and other fees with our independent registered public accounting firm, Raymond Chabot Grant Thornton Limited Liability Partnership, as follows:

	Year ended March 31, 2006 $	Year ended March 31, 2005 $

Audit fees	110,357	100,513
Audit related fees	75,290	40,983
Tax fees	14,109	34,501
Other fees	3,386	1,758
Total	203,142	177,755

Audit Committee's Policy of Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

(Registrant)

By /s/ Michael Cowpland

------------------------------------

Michael Cowpland (President and CEO)

Date	June 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Cowpland Michael Cowpland	President, Chief Executive Officer and Director	June 28, 2006
/s/ Jennifer North Jennifer North	Chief Financial and Principal Accounting Officer	June 28, 2006
/s/ Steven Houck Steven Houck	Director	June 28, 2006
/s/ James Stechyson James Stechyson	Chairman and Director	June 28, 2006
/s/Donald Gibbs Donald Gibbs	Director	June 28, 2006

EXHIBIT INDEX

Exhibit	EXHIBIT

Number

2.1

Stock Purchase Agreement dated March 28, 2006 by and among ZIM Corporation, Advanced Telecom Services, Inc. and Advanced Internet, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 28, 2006)

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
10.1	Agreement by and between ZIM Corporation and SMS.ac dated June 23, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Annual Report on Form 10-KSB/A-3 filed April 21, 2006)
10.1.1

Addendum I dated October 11, 2004 to Agreement by and between ZIM Corporation and SMS.ac dated June 23, 2004 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Amended Annual Report on Form 10-KSB/A-3 filed April 21, 2006)

10.2	Form of Warrant Agreement by and among certain investors and ZIM Corporation dated June 30, 2004 (Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004)
10.3 †

Employment agreement between ZIM Technologies International, Inc. and Jennifer North dated May 27, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed on June 24, 2003 (No. 333-106412))

10.4

ZIM Technologies International, Inc. International Distribution Agreement dated November 22, 2000 (Incorporated by reference to Amendment No.4 to the Registrant’s Registration Statement on Form S-4 filed on April 14, 2004 (No. 333-100920))

10.5

ZIM Technologies International, Inc. International Distribution Agreement dated January 1, 2002 (Incorporated by reference to Amendment No.4 to the Registrant’s Registration Statement on Form S-4 filed on April 14, 2004 (No. 333-100920)))

10.6

Form of Share Purchase Agreement between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004)

10.7

Form of Warrant between Marlen Cowpland and ZIM Corporation dated October 7, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004)

10.8

Amended Form of Warrant Agreement by and between certain investors and ZIM Corporation (Incorporated by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form SB-2 filed on June 30, 2004. (no. 333-114736))

10.9	Form of Warrant Agreement by and between certain investors and ZIM Corporation (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004)
10.10 †	Employee Stock Option Plan, as amended September 22, 2005 (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed August 19, 2005)
10.11 †	Form of Stock Option Agreement under Employee Stock Option Plan (*)

10.12 †	Form of Non-Qualified Stock Option Agreement between the Registrant and each of Michael Cowpland, James Stechyson, Steve Houck and Charles Saikaley, dated,2001 (*)
10.13	ZIM SMS Gateway Agreement with SIT Consulting, dated October 27, 2004 (*)
10.14

Secured Senior Promissory Note dated March 31, 2006 between ZIM Corporation and Advanced Telecom Services, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 4, 2006)

10.15

Loan Agreement dated August 11, 2005 between Zim Corporation and Dr. Michael Cowpland (Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on August 11, 2005)

21.1	List of subsidiaries of the Registrant (*)
23.1	Consent of Raymond Chabot Grant Thornton LLP, an independent registered public accounting firm (*)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
(*)	Filed herewith.
†	Management contract or compensatory plan or arrangement.