Form 10QSB
period 2006-06-30
ZIM CORP
filed 2006-08-15
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-30432

ZIM CORPORATION

(Exact name of small business issuer as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at August 9, 2006

Common shares	87,926,955

Transitional Small Business Format (check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended June 30, 2006	Three months ended June 30, 2005
	(Unaudited)	(Unaudited)
	$	$

Revenue	705,797	1,331,649

Operating expenses
Cost of revenue	385,985	658,090
Selling, general and administrative	516,543	751,238
Research and development	128,728	119,408
Amortization of intangible assets	258,965	2,589
Loss on disposition of property and equipment	-	9,883
Total operating expenses	1,290,221	1,541,208

Loss from operations	(584,424)	(209,559)
Other income (expense):
Interest income (expense), net	(3,843)	(767)
Total other expense	(3,843)	(767)
Loss before income taxes	(588,267)	(210,326)
Income tax benefit	20,542	13,445
Net loss	(567,725)	(196,881)

Basic and fully diluted loss per share	(0.008)	(0.003)

Weighted average number of shares outstanding	69,561,569	59,556,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Three months ended June 30, 2006	Three months ended June 30, 2005
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss	(567,725)	(196,881)
Items not involving cash:
Depreciation of property and equipment	23,586	20,144
Amortization of intangible assets	258,965	2,589
Loss on disposition of property and equipment	-	9,883
Stock-based compensation	72,669	240,600
Changes in operating working capital	549,526	(584,907)
Cash flows provided by (used in) operating activities	337,021	(508,572)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,719)	(6,522)
Business acquisition	(101,899)	-
Cash flows used in investing activities	(109,618)	(6,522)

FINANCING ACTIVITIES
Proceeds from the exercise of options	-	7,429
Proceeds from shares issued through a private placement	280,422	-
Repayment of line of credit	(29,967)	-
Cash flows provided by financing activities	250,455	7,429

Effect of changes in exchange rates on cash	57,122	(7,493)

Increase (decrease) in cash	534,980	(515,158)
Cash, beginning of period	237,035	737,888
Cash, end of period	772,015	222,730

Non-Cash Financing Activities:

In connection with the Company’s acquisition of Advanced Internet Inc., the Company issued 10 million common shares and issued a $250,000 note payable to Advanced Telecom Services Inc., the parent company of Advanced Internet Inc. The non-interest bearing note payable has a one year term, with payments each month of $20,833.

In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt and cumulative interest into equity. See Notes 6 and 7.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS	$	$
Current assets
Cash	772,015	237,035
Accounts receivable, net	712,238	1,301,647
Investment tax credits receivable	235,500	407,766
Acquisition costs	-	37,847
Prepaid expenses	72,005	59,305
	1,791,758	2,043,600
Property and equipment, net	277,229	280,909
Intangible assets, net	726,595	-
	2,795,582	2,324,509
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	-	29,967
Accounts payable	514,433	612,703
Accrued liabilities	285,184	406,145
Deferred revenue	325,813	322,989
Due to a shareholder	-	430,260
Note payable	198,738	-
	1,324,168	1,802,064
Deferred rent	64,732	65,425

Shareholders' equity:
Preferred shares, no par value, non-cumulative dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2006 and March 31, 2006.	-	-
Special shares, no par value, non-voting, participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2006 and March 31, 2006.	-	-
Common shares, no par value, voting, unlimited authorized shares, 87,926,955 shares issued and outstanding as at June 30, 2006 and 59,561,569 shares as at March 31, 2006.	19,043,050	17,658,435
Additional paid-in capital	2,216,645	2,129,398
Accumulated deficit	(20,169,898)	(19,602,173)
Accumulated other comprehensive income	316,885	271,360
	1,406,682	457,020
	2,795,582	2,324,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM is a provider of mobile and data services. Prior to entering the mobile industry, ZIM was solely a developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. (“ZIM Technologies”), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as “EPL”). During the 2006 fiscal year, EPL was wound up with all of the EPL operations continued in ZIM. On April 1, 2006, ZIM purchased a US-based mobile content company called Advanced Internet Inc. (“AIS”). ZIM is also the sole shareholder of ZIM Technologies do. Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations.

BUSINESS OF THE COMPANY

ZIM started operations as a developer and provider of database software known as Zim IDE software. Zim IDE is used by companies in the design, development, and management of information databases and mission critical applications. The Company continues to provide this software to its client base.

Beginning in 2001, the Company expanded its business strategy to include opportunities associated with mobile products. Prior to this fiscal year, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging. Although SMS will continue to provide revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users. With the acquisition of AIS, the Company commenced offering mobile content directly to end users.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

LIQUIDITY

The Company has incurred a net loss of $567,725 during the three months ended June 30, 2006. Due to the receipt of investment tax credits from the 2005 fiscal year and the receipt of outstanding amounts from fiscal 2006, the Company generated a positive cash flow from operations of $337,021 for the three months ended June 30, 2006.

At June 30, 2006, ZIM had cash, with no bank indebtedness, of $772,015 and working capital of $467,590, as compared to cash, net of bank indebtedness of $207,068 and working capital of $241,536 at March 31, 2006. This improvement in financial position is principally a result of a private placement on June 30, 2006, discussed in Note 7, and the receipt of outstanding amounts receivable and investment tax credits.

ZIM will need an estimated $1,200,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. The Company has access to a line of credit for approximately $450,000 from its Chief Executive Officer and a working capital line from its principal banker for approximately $45,000. In addition, there is a current cash balance of $772,015. Management believes that these funds should be able to fund existing operations for the balance of the year, but there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone will not allow for any additional expenditures or growth. ZIM has not received any commitments from any third parties to provide additional financing.

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

The condensed consolidated financial statements have been prepared on the basis of the going concern assumption, meaning the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The carrying amounts of assets, liabilities, revenues and expenses presented in the financial statements and the balance sheet classification have not been adjusted as would be required if the going concern assumption were not appropriate.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

During the fourth quarter of fiscal 2006, management determined that one premium messaging contract did not comply with ZIM’s mobile revenue recognition policy. In the prior year, the Company had recorded the mobile operator’s share of the fees collected from the end users as revenue, with the same amount in the cost of revenue. The Company has adjusted the revenue and the cost of revenue in the accompanying condensed consolidated financial statements to reflect the mobile operator’s revenue share.

Mobile revenue, previously reported as $1,332,693 for the quarter ended June 30, 2005, has been reduced by $1,044. Cost of revenue, previously reported as $659,134 for the quarter ended June 30, 2005, has also been reduced by $1,044. These adjustments have no impact on the balance sheet, operating loss, net loss or on net cash flows from operations for the current or prior periods.

3 - ACQUISITION OF ADVANCED INTERNET INC.

Effective April 1, 2006, ZIM acquired all of the issued and outstanding common shares of Advanced Internet Inc. (“AIS”). AIS owns and operates two internet mobile content sites, www.ringingphone.com and www.monstertones.com and is part of ZIM’s move into offering mobile content. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations of AIS are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $951,434 included a note payable of $250,000, acquisition costs of $37,778, 500,000 stock options with a value of $13,656 and 10,000,000 common shares valued at $650,000. The basis for the determination of the weighted average stock price of $0.065 was the daily closing price of the Company's common stock on the four days prior to and following the acquisition announcement date of April 1, 2006. 1,000,000 of the 10,000,000 common shares are held in escrow for one year.

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

	$	Useful lives (in months)

Working capital	10,000	-
Core technology	712,488	12
Customer list	67,449	5
Corporate relationships	161,497	12
	951,434

The weighted average amortization period is 11 months for the intangible assets.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

Given the nature of the intangible assets acquired, ZIM applied both the cost approach and the income approach to the valuation of the assets. The customer list was valued using the income approach. The projected income was based upon the most likely future revenue generated by the existing customer base, as estimated by management. The core technology and the corporate relationships were valued using the cost approach. The fair value of these assets was determined by measuring the current cost to purchase or reproduce the asset.

4 – STOCK OPTION PLAN

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at June 30, 2006, 23,353,799 (June 30, 2005, 20,528,871) options were outstanding under the Employee Stock Option Plan. In addition, 6,110,000 (June 30, 2005, 6,110,000) options were issued in prior periods outside of ZIM’s Employee Stock Option Plan. Stock options are granted with an exercise price equal to the common shares' fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

A summary of stock option activity under the ESOP for the three months ended June 30, 2006 is presented below:

	Number of options outstanding and excersiable	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		$		$
Options outstanding, March 31, 2006	27,984,371	0.54
Granted	3,800,000	0.05
Exercised	-	-
Forfeited	(3,397,572)	0.98
Options outstanding, June 30, 2006	28,386,799	0.42	1.55	-

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

A summary of stock option values as at June 30, 2006 and 2005, under the Employee Stock Option Plan, are presented below:

	Three months ended June 30, 2006	Three months ended June 30, 2005
	(Unaudited)	(Unaudited)
	$	$
Weighted average grant – date fair value per stock option granted	0.44	0.58
Total intrinsic value of stock options exercised	-	1,448
Total fair value of stock options vested	4,808,093	4,795,432

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For the three months ended June 30, 2006, the Company recognized compensation expense for employees and consultants of $67,627 and $5,042 respectively. For the three months ended June 30, 2005 the Company recognized compensation expense for employees and consultants of NIL and $240,600 respectively. The Company does not have any non-vested awards.

Total options granted during the three months ended June 30, 2006 and 2005 were 3,800,000 and 3,825,000, respectively.

Options granted to employees during the three months ended June 30, 2006 and 2005 were 3,075,000 and 225,000, respectively.

Options granted to consultants during the three months ended June 30, 2006 and 2005 were 725,000 and 3,600,000, respectively.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended June 30, 2005:

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

Three months ended June 30, 2005
(Unaudited)
$

Net loss, as reported	(196,881)

Stock-based compensation income (expense) included in net loss	-
Stock-based employee compensation expense determined under fair value based method for all awards	(20,579)

Net loss, pro forma	(217,460)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.003)

Pro forma, basic and diluted	(0.004)

The fair value of stock options is determined using the Black Scholes valuation model. The expected dividend yield is based on historical dividend payouts, the expected volatility is based on historical volatilities of company stock for a period approximating the expected life; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding and is based on historical trends. The weighted average assumptions used in the computations are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005 Pro forma
Risk-free interest rates	5.00%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	June 30, 2006	June 30, 2005

Stock options	-
Warrants	18,365,386

Total options outstanding at June 30, 2006 and 2005 were 28,386,799 and 25,561,871 respectively.

On June 30, 2006 the Company issued 18,365,386 warrants in a private placement of the Company’s common shares, see note 7. Total warrants outstanding at June 30, 2006 and 2005 were 19,515,392 and 9,215,692, respectively. Of the warrants outstanding on June 30, 2006, 18,365,386 expire on September 30, 2007 and 1,150,006 will expire on May 30, 2008.

6 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured an operating line of credit of approximately $450,000 from its Chief Executive Officer and majority shareholder, on the same financial terms as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. On June 30, 2006 the outstanding balance of $435,757 plus accrued interest of $18,437 was converted into 11,354,841 units under the same terms of the private placement on June 30, 2006, see below. As at June 30, 2006, the full line of credit was available to the Company.

On June 30, 2006, ZIM’s Chief Executive Officer participated in a private placement of common shares. Dr. Michael Cowpland purchased 18,024,591 units through a cash investment of approximately $267,000 with the balance satisfied through the conversion of debt discussed above. In addition, the brother of the Chief Executive Officer purchased 90,795 units. The units were priced at $0.04 per unit, the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

7 - SHAREHOLDERS' EQUITY

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $ 280,422 and through the conversion of debt of $454,194. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to September 30, 2007. Of these units, 18,024,591 were purchased by the Chief Executive Officer.

The Company did not issue any common shares during the three months ended June 30, 2006 and issued 43,700 common shares for the three months ended June 30, 2005 pursuant to the exercise of stock options by employees. Proceeds from the exercise of these options were NIL and $7,429, respectively.

ADDITIONAL PAID IN CAPITAL

During the three month periods ended June 30, 2006 and 2005, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $87,247 and $240,600, respectively.

8 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
	(Unaudited)	(Unaudited)
	$	$

Net loss, as reported	(567,725)	(196,881)
Foreign currency translation adjustment	(45,525)	41,250
Comprehensive loss	(613,250)	(155,631)

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

9 - SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: mobile applications and enterprise software. Mobile applications involve providing SMS and other content applications and services for mobile devices. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications.

The Company considers all revenues and expenses to be of an operating nature and accordingly, allocates them to the segments. Costs specific to a segment are charged directly to the segment. Company office expenses are allocated to either of the segments based on net revenues. In prior years the allocation of company office expenses was allocated based on gross revenues to reflect the resource requirements of our premium messaging operations. Since our platform for transmitting premium messaging operations has been improved and the Company’s focus is on offering mobile content, for fiscal 2007, management allocates non-specific expenses to our reporting units based on net revenues.

The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies.

The following tables set forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

Three months ended June 30, 2006	Mobile	Software	Total
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Revenue	450,331	255,466	705,797

Cost of revenue	348,033	37,952	385,985
Allocation of selling, general, administration, and research and development expenses	411,713	233,558	645,271
Amortization of intangible assets	258,965	-	258,965
Allocation of interest expense (income)	2,452	1,391	3,843
Income tax expense (recoverable)	(15,923)	(4,619)	(20,542)
	1,005,240	268,282	1,273,522

Net loss	(554,909)	(12,816)	(567,725)

Three months ended June 30, 2005	Mobile	Software	Total
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Revenue	992,545	339,104	1,331,649

Cost of revenue	596,917	61,173	658,090
Allocation of selling, general, administration, and research and development expenses	662,961	207,685	870,646
Amortization of intangible assets	-	2,589	2,589
Loss on disposition of fixed assets	9,883	-	9,883
Allocation of interest expense (income)	662	105	767
Income tax expense (recoverable)	(32,157)	18,712	(13,445)
	1,238,266	290,264	1,528,530

Net income (loss)	(245,721)	48,840	(196,881)

The following table sets forth segment assets used by each product line:

	June 30, 2006	March 31, 2006
	(Unaudited) $	(Audited) $
Mobile	2,155,772	1,919,468
Software	639,810	405,041
	2,795,582	2,324,509

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended June 30, 2006	Three months ended June 30, 2005
	(Unaudited)	(Unaudited)
	$	$

United States	272,768	165,561
United Kingdom	33,446	276,342
Europe	147,629	330,178
Brazil	209,962	282,714
Canada	40,748	271,944
Other	1,244	4,910
Total revenue	705,797	1,331,649

10 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments for the next five years:

$
2007	247,530
2008	65,056
2009	64,841
2010	61,552
2011	35,905
474,884

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

ZIM CORPORATION

\

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

11 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In June 2006, FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined the impact of FASB Interpretation 48 on its financial statements.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. In addition to the Risk Factors in our Annual Report on Form 10-KSB, we are also faced with the following risks: i) that we will be unable to offer content that consumers want and ii) we will be unable to acquire new assets or companies to achieve our corporate goals. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

EXECUTIVE SUMMARY

Revenue for the first quarter was $705,797, compared with revenue of $1,331,649 in the first quarter of last fiscal year. The decrease is attributable to the decline in revenue from our mobile segment, specifically SMS services and aggregation, caused by the continued saturation of the aggregation market.

Net loss for the quarter ended June 30, 2006 was $567,725 as compared to $196,881 for the quarter ended June 30, 2005.

ZIM had cash of $772,015 at June 30, 2006 as compared to cash, net of bank indebtedness of $207,068 at March 31, 2006. The increase in cash is due to the receipt of investment tax credits (“ITCs”) from the Canadian government relating to the 2005 fiscal year and to the closing of a private placement of our common shares on June 30, 2006 that raised cash of $280,422. The private placement also resulted in our Chief Executive Officer converting $454,194 on a line of credit into units in the private placement. The units were priced at $0.04 per unit, the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share.

The Company generated a positive cash flow of $337,021 from operations for the quarter ended June 30, 2006. The positive cash flow is a result of the ITCs received from the Canadian government relating to prior years, the collection of outstanding receivables, and the decrease in new receivables relating to the decrease in sales.

BUSINESS OVERVIEW

ZIM is a company focused on expanding the use of the mobile phone. We provide services to other businesses to allow them to send text messages (also referred to as aggregation services) and we offer mobile content directly to end users.

As an aggregator, ZIM transmits a broad variety of messaging, content, and applications worldwide for other business. ZIM provides an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our customers.

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

Relying on business relationships in the mobile industry and the infrastructure we have developed or purchased, we are continuing to explore opportunities within the mobile content space. We believe the cell phone will continue to evolve in its uses to include such things as mobile TV, music downloads and internet searches. There is no guarantee that we will be able to successfully identify new opportunities in the industry or that we will be able to generate sufficient revenue from this change.

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

Our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2006, except as noted below:

STOCK-BASED COMPENSATION

Through March 31, 2006, we accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we did not record any compensation expense as stock options granted were priced at the fair market value of our stock at the date of grant.

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For the three months ended June 30, 2006, the Company recognized compensation expense for employees and consultants of $67,627 and $5,042 respectively. For the three months ended June 30, 2005 the Company recognized compensation expense for employees and consultants of NIL and $240,600 respectively. The Company does not have any non-vested awards.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended June 30, 2005:

Three months ended June 30, 2005
(Unaudited)
$

Net loss, as reported	(196,881)

Stock-based compensation income (expense) included in net loss	-
Stock-based employee compensation expense determined under fair value based method for all awards	(20,579)

Net loss, pro forma	(217,460)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.003)

Pro forma, basic and diluted	(0.004)

The fair value of stock options is determined using the Black Scholes valuation model. The expected dividend yield is based on historical dividend payouts, the expected volatility is based on historical volatilities of company stock for a period approximating the expected life; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding and is based on historical trends. The weighted average assumptions used in the computations are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005 Pro forma
Risk-free interest rates	5%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2006 and 2005. The information for the three months ended June 30, 2006, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2006, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES

	Three months ended June 30, 2006	As a %	Three months ended June 30, 2005	As a %
	$		$
Bulk SMS	163,596	23%	534,184	41%
Premium SMS	86,247	12%	392,677	29%
Mobile content	172,257	25%	-
Other SMS services and products	28,231	4%	65,684	5%
	450,331	64%	992,545	75%

Software	23,350	3%	86,090	6%
Maintenance and consulting	232,116	33%	253,014	19%
	255,466	36%	339,104	25%

	705,797	100%	1,331,649	100%

Total revenues for the three months ended June 30, 2006 were $705,797 as compared to $1,331,649 for the three months ended June 30, 2005. The decrease of $625,852, or 47%, in revenues is attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the aggregation market, but was offset by the initial revenues from our mobile content offering.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. Success in this industry is dependant on sending high quantities of messages on stable cost effective telecommunication routes. For the first quarter of 2007 we did not have significant customers using our routes, due to pricing and as a result, our revenues decreased from $534,184 to $163,596.

There continues to be no guarantee that we will be successful in finding stable, cost effective routes and as a result, we can not accurately predict our future revenue from bulk messaging traffic.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $392,677 for the three months ended June 30, 2005 to $86,247 for the three months ended June 30, 2006. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

As previously disclosed, we believe that the decrease in revenues and margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business.

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two internet portals offering mobile content. Consumers are able to download ringtones and wallpapers directly from our internet sites to their mobile phones. Consumers can choose to pay for the content with their credit card or through the use of a premium message. If they use a premium message to pay for their content, the charge is paid on their cell phone bill.

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $65,684 for the three months ended June 30, 2005, to $28,231 for the three months ended June 30, 2006. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in. We will continue to operate the other services without adding any further improvements.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Revenues relating to the Zim IDE software have decreased from $339,104 to $255,466. The decrease is a result of our declining customer base and the lack of new releases of our software.

We will continue to allocate the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended June 30, 2006	Three months ended June 30, 2005	Period to period change
	$	$	$

Cost of revenue	385,985	658,090	(272,105)
Selling, general and administrative	516,543	751,238	(234,695)
Research and development	128,728	119,408	9,320
Amortization of intangible assets	258,965	2,589	256,376
Loss on disposition of property and equipment	–	9,883	(9,883)
	1,290,221	1,541,208	(250,987)

COST OF REVENUE

	Three months ended June 30, 2006	Three months ended June 30, 2005
	$	$
Mobile
Revenue	450,331	992,545
Cost of revenue	(348,033)	(596,917)
Gross margin	102,298	395,628

	23%	40%

Software
Revenue	255,466	339,104
Cost of revenue	(37,952)	(61,173)
Gross margin	217,514	277,931

	85%	82%

Gross margins for mobile decreased from 40% to 23% for the three months ended June 30, 2006, compared to the same period in 2005. The decrease in margins is due to the decrease in revenues without a decrease in the fixed costs of revenue. Even though our revenues have decreased, we continue to have a 24-7 support team and connection costs that do not fluctuate with the traffic or revenue levels.

The increase in gross margins in our software segment relate to a decrease in salaries relating to customer support in software sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended June 30, 2006 and June 30, 2005 were $516,543 and $751,238, respectively. The decrease in selling general and administrative fees relate to our relocation to smaller office space and a reduced compensation expense for options granted to consultants.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended June 30, 2006 and 2005 were $128,728 and $119,408 respectively. The increase is a result of integration costs for the new platform acquired from AIS. The platform has successfully been transferred to ZIM.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization for the three months ended June 30, 2005 relates to the remaining amortization of the customer list acquired in Brazil.

Amortization of intangibles for the three months ended June 30, 2006 relates to the intangible assets acquired in the acquisition of AIS. Intangible assets include the customer list, corporate relationships and core technology.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash of $772,015 and working capital of $467,844. At March 31, 2006, we had cash, net of bank indebtedness, of $207,068 and working capital of $241,536. This improvement in our financial position is a result of a private placement that was completed on June 30, 2006 and the receipt of ITCs and receivables from prior periods.

Cash flows for the fiscal periods were as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
	$	$
Cash flows provided by (used in) operating activities	337,021	(508,572)
Cash flows used in investing activities	(109,618)	(6,522)
Cash flows provided by financing activities	250,455	7,429

As mentioned above, we received funds in the first quarter of fiscal 2007 that related to prior years. As a result, we had a positive cash flow from operations of $337,021.

We used $109,618 and $6,522 of cash in investing activities during the quarters ended June 30, 2006 and 2005 respectively. In the first quarter of this fiscal year we used $101,899 to acquire AIS. Included in the $101,899 are amounts paid for legal and miscellaneous fees as well as payments on the note payable related to the acquisition. In addition, we used $7,719 to purchase miscellaneous office equipment and furniture.

The balance of the AIS acquisition was funded through a one year note payable for $250,000, ten million common shares priced at $0.065, and 500,000 stock options.

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,194. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to September 30, 2006. Of these units, 18,024,591 were purchased by the Company’s Chief Executive Officer.

Based on our loss for the first quarter of this fiscal year, after adjusting for non-cash items, we will need an estimated $1,200,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. We have access to a line of credit for approximately $450,000 from our Chief Executive Officer and a working capital line from our principal banker for approximately $45,000. In addition, at June 30, 2006 we had a current cash balance of $772,015. Management believes that these funds should be able to fund existing operations for the balance of the year, but there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone will not allow for any additional expenditures or growth. We have not received any commitments from any third parties to provide additional financing.

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

If our expenses surpass the estimated $1,200,000 or if we require additional expenditures to grow the business, we may be unable to obtain the necessary funds and we may have to curtail or suspend some or all of our business operations, which would likely have a material adverse effect on our business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

CONTRACTUAL OBLIGATIONS

The Company has the following financial commitments for the next five years:

$
2007	247,530
2008	65,056
2009	64,841
2010	61,552
2011	35,905
474,884

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In June 2006, FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined the impact of FASB Interpretation 48 on its financial statements.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described in our Form 10-KSB for the year ended March 31, 2006, relating to the Corporation’s financial reporting processes and information technology security protocols.

(b) Changes in internal controls over financial reporting.

In the first quarter of 2007 we increased our reporting to include revenues and expenses relating to the sale of mobile content. As a result, our focus was on integrating the new line of business into our existing control structure, without compromising the existing controls. We added further controls over the accuracy of our aggregation customer databases. Working with the technology team we reviewed all the existing aggregation customers to ensure the database did not have inactive or inaccurate accounts. We also implemented new timely reporting requirements from the entire team at ZIM to ensure a better cross-departmental understanding of projects and focus. By filing company-wide shift logs, the entire company is aware of the priorities and time frames of the company.

Other than the foregoing, there was no change in our internal control over financial reporting during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to continue to implement enhancements during the remainder of fiscal 2007 and beyond, including hiring a full time Controller. Management believes that these enhancements will assist in addressing the matters discussed above. However, the size of the Company will continue for the foreseeable future to prevent us from being able to employ sufficient resources to enable us to have optimal segregation of duties within our internal control system.

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

ZIM Corporation

Registrant

DATE	SIGNATURE
August 15, 2006	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer
August 15, 2006	/s/ Jennifer North Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
10.16	Form of Share Purchase Agreement between Investors and ZIM Corporation dated June 30, 2006 (*)
10.17	Form of Warrant between Investors and ZIM Corporation dated June 30, 2006 (*)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
(*)	Filed herewith.