Form 10QSB
period 2006-09-30
ZIM CORP
filed 2006-11-13
CIK 1124160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the quarterly period ended: September 30, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at November 8, 2006

Common shares	87,926,955

Transitional Small Business Format (check one): Yes ☐	No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2006 and September 30, 2005	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2006 and September 30, 2005	4

Unaudited Condensed Consolidated Balance Sheets as at September 30, 2006 and March 31, 2006	5

Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	18

Item 3. Controls and Procedures	31

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Unaudited Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005
	$	$	$	$

Revenue	580,913	817,389	1,286,710	2,149,038

Operating expenses
Cost of revenue	255,209	532,617	641,194	1,190,707
Selling, general and administrative	496,978	540,999	1,013,521	1,292,237
Research and development	124,928	112,860	253,656	232,268
Amortization of intangible assets	267,243	395	526,208	2,984
Loss on disposition of property and equipment	-	-	-	9,883
Total operating expenses	1,144,358	1,186,871	2,434,579	2,728,079

Loss from operations	(563,445)	(369,482)	(1,147,869)	(579,041)
Other income (expense)
Interest income (expense), net	5,676	(2,524)	1,833	(3,291)
Total other income (expense)	5,676	(2,524)	1,833	(3,291)
Loss before income taxes	(557,769)	(372,006)	(1,146,036)	(582,332)
Income tax benefit	187,778	3,286	208,320	16,731
Net loss	(369,991)	(368,720)	(937,716)	(565,601)

Basic and diluted loss per share	(0.004)	(0.006)	(0.012)	(0.009)

Weighted average number of shares outstanding	87,926,955	59,561,569	78,794,441	59,558,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Six months ended September 30, 2006	Six months ended September 30, 2005
	$	$
OPERATING ACTIVITIES
Net loss	(937,716)	(565,601)
Items not involving cash:
Depreciation of property and equipment	50,569	42,113
Amortization of intangible assets	526,208	2,984
Loss on disposition of property and equipment	-	9,883
Stock-based compensation	81,308	240,600
Changes in operating working capital	498,640	35,048
Cash flows provided by (used in) operating activities	219,009	(234,973)

INVESTING ACTIVITIES
Purchase of property and equipment	(14,047)	(24,326)
Business acquisition	(39,399)	-
Cash flows used in investing activities	(53,446)	(24,326)

FINANCING ACTIVITIES
Proceeds from the exercise of options	-	7,429
Repayment of note payable	(125,000)
Proceeds from shares issued through a private placement	280,422	-
Repayment of line of credit	(29,967)	-
Cash flows provided by financing activities	125,455	7,429

Effect of changes in exchange rates on cash	50,830	25,293

Net increase (decrease) in cash	341,848	(226,577)
Cash, beginning of period	237,035	737,888
Cash, end of period	578,883	511,311

Non−Cash Financing Activities:

In connection with the Company’s acquisition of Advanced Internet Inc., the Company issued 10 million common shares, valued at $650,000, 500,000 stock options valued at $13,656 and issued a $250,000 note payable to Advanced Telecom Services Inc., the parent company of Advanced Internet Inc. The non-interest bearing note payable has a one year term, with payments each month of $20,833. See Note 3.

In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt of $435,757 and cumulative interest of $18,437 into equity. See Notes 6 and 7.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	September 30, 2006	March 31, 2006
ASSETS	$	$
Current assets
Cash	578,883	237,035
Accounts receivable, net	503,803	1,301,647
Investment tax credits receivable	254,172	407,766
Acquisition costs	-	37,847
Prepaid expenses	42,644	59,305
	1,379,502	2,043,600
Property and equipment, net	284,932	280,909
Intangible assets, net	457,480	-
	2,121,914	2,324,509
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	-	29,967
Accounts payable	373,317	612,703
Accrued liabilities	188,301	406,145
Deferred revenue	320,953	322,989
Due to a shareholder	-	430,260
Note payable	135,383	-
	1,017,954	1,802,064
Deferred rent	60,850	65,425

Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value, non-cumulative dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; NIL shares issued and outstanding at September 30, 2006 and March 31, 2006.	-	-

Special shares, no par value, non-voting, participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; NIL shares issued and outstanding at September 30, 2006 and March 31, 2006.	-	-

Common shares, no par value, unlimited authorized shares, 87,926,955 shares issued and outstanding at September 30, 2006 and 59,561,569 shares issued and outstanding as at March 31, 2006.	19,043,050	17,658,435

Additional paid-in capital	2,225,375	2,129,398
Accumulated deficit	(20,539,889)	(19,602,173)
Accumulated other comprehensive income	314,574	271,360
	1,043,110	457,020
	2,121,914	2,324,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The March 31, 2006 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM provides mobile and data services to both consumers and businesses. Prior to 2001, ZIM was solely a developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

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

Beginning in 2001, the Company expanded its business strategy to include opportunities associated with mobile products. Prior to this fiscal year, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging. Although SMS will continue to provide revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users. With the acquisition of AIS, the Company commenced offering mobile content directly to end users. During the three months ended September 30, 2006, the Company began to explore opportunities within the Internet TV industry; however as at September 30, 2006, no revenues had been generated from this line of business.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

LIQUIDITY

The Company has incurred a net loss of $369,991 and $937,716 during the three and six months ended September 30, 2006, respectively. Due to the receipt of investment tax credits from the prior fiscal year and the increased collection of outstanding receivables, the Company generated a positive cash flow from operations of $219,009 for the six months ended September 30, 2006.

At September 30, 2006, ZIM had cash, with no bank indebtedness, of $578,883 and working capital of $361,548, as compared to cash, net of bank indebtedness of $207,068 and working capital of $241,536 at March 31, 2006. This improvement in financial position is principally a result of a private placement on June 30, 2006, discussed in Note 7, and the receipt of outstanding amounts receivable and investment tax credits.

ZIM will need an estimated $1,200,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. The Company has access to a line of credit for approximately $450,000 from its Chief Executive Officer and a working capital line from its principal banker for approximately $45,000. In addition, there is a current cash balance of $578,883. Management believes that these funds should be able to fund existing operations for the next 12 months, but there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone will not allow for any additional expenditures or growth. ZIM has not received any commitments from any third parties to provide additional financing.

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

In the longer term, the Company has to generate the level of sales that would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the ability to attract and retain new customers, the market acceptance of its product offering or services, the level of its promotional activities and advertising required to support its activities. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

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

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

RECLASSIFICATION

During the fourth quarter of fiscal 2006, management determined that one premium messaging contract did not comply with ZIM’s mobile application revenue recognition policy. In the prior year, the Company had recorded the mobile operator’s share of the fees collected from the end users as revenue, with the same amount in the cost of revenue. The Company has adjusted the revenue and the cost of revenue in the accompanying condensed consolidated financial statements to reflect the mobile operator’s revenue share.

Revenue from our mobile segment, previously reported as $599,719 for the quarter ended September 30, 2005, has been reduced by $91,450. Cost of revenue, previously reported as $624,067 for the quarter ended September 30, 2005, has also been reduced by $91,450. Revenue from our mobile segment, previously reported as $1,593,308 for the six months ended September 30, 2005, has been reduced by $92,494. Cost of revenue, previously reported as $1,283,201 for the quarter ended September 30, 2005, has also been reduced by $92,494. These adjustments have no impact on the balance sheet, operating loss, net loss or on net cash flows from operations for the current or prior periods.

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

4 – STOCK OPTION PLAN

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at September 30, 2006, 22,143,049 options (September 30, 2005, 19,079,371) were outstanding under the Employee Stock Option Plan. In addition, 6,110,000 options were outstanding that were issued in prior periods (September 30, 2005, 6,110,000 options) outside of ZIM’s Employee Stock Option Plan. Stock options are granted with an exercise price equal to the common shares' fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

A summary of stock option activity under the ESOP for the six months ended September 30, 2006 is presented below:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
		$		$
Balance, March 31, 2006	27,984,371	0.54
Granted	4,385,843	0.05
Exercised	-	-
Forfeited	(4,117,165)	0.95
Options outstanding, September 30, 2006	28,253,049	0.40	1.36	47,496

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

A summary of stock option values as at September 30, 2006 and 2005, under the Employee Stock Option Plan, are presented below:

	September 30, 2006	September 30, 2005

	$	$
Weighted average grant	0.40	0.58
Total intrinsic value of stock options exercised	-	1,448
Total fair value of stock options vested	4,345,145	4,119,666

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For the three and six months ended September 30, 2006, the Company recognized compensation expense for employees of $8,639 and $76,266 and consultants of $NIL and $5,042, respectively. For the three and six months ended September 30, 2005, the Company recognized compensation expense for employees of $NIL and $NIL and consultants of $NIL and $240,600, respectively. The Company does not have any non-vested awards.

Options granted during the three and six months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005
Options granted to employees	585,843	65,000	3,660,843	290,000
Options granted to consultants	-	-	725,000	3,600,000
Total options granted	585,843	65,000	4,385,843	3,890,000

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended September 30, 2005:

	Three months ended September 30, 2005	Six months ended September 30, 2005
	$	$

Net loss, as reported	(368,720)	(565,601)

Stock-based compensation income (expense) included in net loss	-	-

Stock-based employee compensation expense determined under fair value based method for all awards
	(4,343)	(24,922)

Net loss, pro forma	(373,063)	(590,523)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.006)	(0.009)

Pro forma, basic and diluted	(0.006)	(0.010)

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

	Three and six months ended September 30, 2006	Three and six months ended September 30, 2005 Pro forma

Risk-free interest rates	5.00%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	September 30, 2006	September 30, 2005

Stock options	3,870,843	-
Warrants	18,365,386	-

Total options outstanding at September 30, 2006 and 2005 were 28,253,049 and 25,189,371 respectively.

On June 30, 2006 the Company issued 18,365,386 warrants in a private placement of the Company’s common shares, see note 7. Total warrants outstanding at September 30, 2006 and 2005 were 19,515,392 and 7,194,582, respectively. Of the warrants outstanding on September 30, 2006, 18,365,386 expire on September 30, 2007 and 1,150,006 will expire on May 30, 2008.

6 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured an operating line of credit of approximately $450,000 from its Chief Executive Officer and majority shareholder, on the same financial terms as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. On June 30, 2006, the outstanding balance of $435,757 plus accrued interest of $18,437 was converted into 11,354,841 units as part of the private placement on June 30, 2006, see below. As at September 30, 2006, the full line of credit, reported as due to shareholder in the unaudited condensed balance sheets, was available to the Company.

On June 30, 2006, ZIM’s Chief Executive Officer participated in a private placement of common shares. Dr. Michael Cowpland, ZIM’s Chief Executive Officer, purchased 18,024,591 units through a cash investment of approximately $267,000 with the balance satisfied through the conversion of debt discussed above. In addition, the brother of the Chief Executive Officer purchased 90,795 units. The units were priced at $0.04 per unit, the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

7 - SHAREHOLDERS' EQUITY

On April 1, 2006, the Company issued 10,000,000 common shares valued at $650,000 in connection with the acquisition of Advanced Internet Inc., see Note 3.

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $ 280,422 and through the conversion of debt of $454,194. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to September 30, 2007.

The Company did not issue any common shares pursuant to the exercise of stock options by employees during the six months ended September 30, 2006 and issued 43,700 common shares for the six months ended September 30, 2005. Proceeds from the exercise of these options were NIL and $7,429, respectively.

ADDITIONAL PAID IN CAPITAL

During the three and six month period ended September 30, 2006 and 2005, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $8,638 and $95,977, for the three and six months ended September 30, 2006, respectively (NIL and $240,600 for the three and six months ended September 30, 2005).

8 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005
	$	$	$	$

Net loss, as reported	(369,991)	(368,720)	(937,716)	(565,601)
Foreign currency translation adjustment	(2,219)	92,616	43,214	133,866
Comprehensive loss	(372,210)	(276,104)	(894,502)	(431,735)

9 - SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: mobile and enterprise software. The mobile segment includes providing SMS and other content applications and services for mobile devices. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications.

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

The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

The following tables set forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Mobile	Software	Total	Mobile	Software	Total
	$	$	$	$	$	$

Revenue	303,826	277,087	580,913	508,269	309,120	817,389

Cost of revenue	216,275	38,934	255,209	489,274	43,343	532,617
Allocation of selling, general, administrative, and research and development expenses	325,266	296,640	621,906	406,583	247,276	653,859
Amortization of intangible assets	267,243	-	267,243	-	395	395
Allocation of interest expense (income)	(2,969)	(2,707)	(5,676)	1,569	955	2,524
Income tax expense (benefit)	(106,570)	(81,208)	(187,778)	(15,530)	12,244	(3,286)
	699,245	251,659	950,904	881,896	304,213	1,186,109

Net income (loss)	(395,419)	25,428	(369,991)	(373,627)	4,907	(368,720)

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six months ended September 30, 2006			Six months ended September 30, 2005
	Mobile	Software	Total	Mobile	Software	Total
	$	$	$	$	$	$

Revenue	754,157	532,553	1,286,710	1,500,814	648,224	2,149,038

Cost of revenue	564,308	76,886	641,194	1,086,191	104,516	1,190,707
Allocation of selling, general, administrative, and research and development expenses	742,708	524,469	1,267,177	1,064,661	459,844	1,524,505
Amortization of intangible assets	526,208		526,208	-	2,984	2,984
Loss on disposition of property and equipment				9,883	-	9,883
Allocation of interest expense (income)	(1,074)	(759)	(1,833)	2,298	993	3,291
Income tax expense (benefit)	(134,054)	(74,266)	(208,320)	(40,697)	23,966	(16,731)
	1,698,096	526,330	2,224,426	2,122,336	592,303	2,714,639

Net income (loss)	(943,939)	6,223	(937,716)	(621,522)	55,921	(565,601)

The following table sets forth segment assets used by each product line:

	September 30, 2006	March 31, 2006
	$	$
Mobile	1,476,923	1,919,468
Software	644,991	405,041
	2,121,914	2,324,509

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005
	$	$	$	$

United States	189,354	86,684	462,122	277,188
United Kingdom	48,696	61,592	82,142	332,209
Europe	55,680	179,868	203,309	490,828
Brazil	210,874	239,434	420,836	522,148
Canada	74,554	248,811	115,302	520,754
Other	1,755	1,000	2,999	5,911
Total revenue	580,913	817,389	1,286,710	2,149,038

10 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments, relating to its property and equipment leases, for the next five years:

$
2007	31,610
2008	64,969
2009	64,755
2010	61,469
2011	35,857
258,660

OTHER

The Company is committed to pay $75,000 to an arm's length third party, in consideration for consulting services, upon the listing of ZIM Corporation's common shares on a national securities exchange selected by ZIM Corporation's board of directors.

Zim Technologies do Brasil Ltda. may be subject to the Contribution of Intervention on Economic Domain tax on values remitted abroad. However, the Company's management intends to contest this assessment, if issued. Consequently, no provision has been accounted for in that respect. If an assessment is issued and the Company is unsuccessful at contesting the assessment, the resulting settlement would not have a material impact on the consolidated financial statements of the Company.

ZIM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

11 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments – an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no impact to the financial statements upon the adoption of this bulletin.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in our Annual Report on Form 10-KSB. In addition to the Risk Factors in our Annual Report on Form 10-KSB, we are also faced with the following risks: i) that we will be unable to offer content that consumers want ii) we will be unable to successfully leverage our partnership with PPLive, a peer to peer Internet TV company and iii) we will be unable to acquire new assets or companies to achieve our corporate goals. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

EXECUTIVE SUMMARY

Revenue for the three months ended September 30, 2006 was $580,913, compared with revenue of $817,389 for the three months ended September 30, 2005. The decrease of $236,476 is attributable to a decrease in SMS services and aggregation.

Net loss for the three months ended September 30, 2006 was $369,991 as compared to $368,720 for the three months ended September 30, 2005.

Revenue for the six months ended September 30, 2006 and 2005 were $1,286,710 and $2,149,038 respectively. The decrease in revenues is attributable to the decrease in SMS services and aggregation.

Net loss for the six months ended September 30, 2006 was $937,716 as compared to $565,601 for the six months ended September 30, 2005.

ZIM had cash of $578,883 at September 30, 2006 as compared to cash, net of bank indebtedness of $207,068 at March 31, 2006. The increase in cash is due to the receipt of investment tax credits (“ITCs”) from the Canadian government relating to the 2005 fiscal year and to the closing of a private placement of our common shares on June 30, 2006 that raised cash of $280,422. The private placement also resulted in our Chief Executive Officer converting $454,194 on a line of credit (reported as due to shareholder on Balance Sheet), into units in the private placement. The units were priced at $0.04 per unit, the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share.

The Company generated a positive cash flow of $219,009 from operations for the six months ended September 30, 2006. The positive cash flow is a result of the ITCs received from the Canadian government relating to prior years and the collection of outstanding receivables.

BUSINESS OVERVIEW

ZIM has two main operating segments, mobile and database software. Our focus is on the mobile industry as we believe the cell phone will continue to be used for multiple services by millions of users. Within the mobile segment, we provide the following services:

Aggregation services - As an aggregator, ZIM transmits a broad variety of messaging, content, and applications worldwide for other business. ZIM provides an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our customers.

Mobile content – On April 1, 2006, ZIM purchased Advanced Internet Inc. (“AIS”) from Advanced Telecom Services (“ATS”). AIS owns and operates two web-sites, www.monstertones.com and www.ringingphone.com, which allow consumers to purchase mobile content, such as ring tones and wallpaper, directly for their cell phone. Consumers can order these services through the web-site or through their mobile phones on a monthly subscription basis or per-message basis.

Relying on business relationships in the mobile industry and the infrastructure we have developed or purchased, we are continuing to explore opportunities within the mobile content space. As disclosed in the first quarter of this fiscal year, we believe the cell phone will continue to evolve to increase the use of such things as mobile TV, music downloads and Internet searches. During the fiscal quarter ended September 30, 2006, we began to explore opportunities and develop relationships within the Internet TV space, as a preliminary step to being able to offer quality TV on cell phones.

Specifically during the quarter ended September 30, 2006, we entered into a partnership with PPLive of China, a peer to peer (P2P) Internet TV portal. Through this partnership, called “ZIM-PPLive”, ZIM will be expanding its overall offering to include application development and content aggregation for P2P Internet TV. ZIM-PPLive will focus on aggregating North American and European content providers and advertisers to the PPLive platform. There are no revenues to date from this partnership.

There is no guarantee that we will be able to successfully identify new opportunities in the industry or that we will be able to generate sufficient revenue from this partnership.

Our other segment, database software continues to be used by companies in the design, development and management of information databases and mission critical applications. The software, Zim Integrated Development Environment, or the Zim IDE software, is now licensed to thousands of customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which requires management to make certain estimates and apply judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On an ongoing basis, management reviews our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While management believes that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, actual results could differ from our estimates, and such differences could be material.

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

For the three and six months ended September 30, 2006, the Company recognized compensation expense for employees of $8,639 and $76,266 and consultants of $NIL and $5,042, respectively. For the three and six months ended September 30, 2005, the Company recognized compensation expense for employees of $NIL and $NIL and consultants of $NIL and $240,600, respectively. The Company does not have any non-vested awards.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended September 30, 2005:

	Three months ended September 30, 2005	Six months ended September 30, 2005
	(Unaudited)	(Unaudited)
	$	$

Net loss, as reported	(368,720)	(565,601)

Stock-based compensation income (expense) included in net loss	-	-

Stock-based employee compensation expense determined under fair value based method for all awards
	(4,343)	(24,922)
Net loss, pro forma	(373,063)	(590,523)

Basic and diluted net loss per share:

As reported, basic and diluted	(0.006)	(0.009)

Pro forma, basic and diluted	(0.006)	(0.010)

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

	Three and six months ended September 30, 2006	Three and six months ended September 30, 2005 Pro forma
	(Unaudited)	(Unaudited)

Risk-free interest rates	5.00%	3.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

RESULTS OF OPERATIONS

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2006 and 2005. The information for the three and six months ended September 30, 2006 and 2005, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2006, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

	Three months ended September 30, 2006	As a %	Three months ended September 30, 2005	As a %	Period to Period Change
	(Unaudited)		(Unaudited)		(Unaudited)
Mobile:	$		$		$
Bulk SMS	99,530	17%	251,880	31%	(152,350)
Premium SMS	47,436	8%	203,583	25%	(156,147)
Mobile content	123,889	21%	-		123,889
Other SMS services and products	32,971	6%	52,806	6%	(19,835)
	303,826	52%	508,269	62%	(204,443)
Software:
Software	46,345	8%	54,786	7%	(8,441)
Maintenance and consulting	230,742	40%	254,334	31%	(23,592)
	277,087	48%	309,120	38%	(32,033)

	580,913	100%	817,389	100%	(236,476)

Total revenues for the three months ended September 30, 2006 were $580,913 as compared to $817,389 for the three months ended September 30, 2005. The decrease in revenues is primarily attributable to our SMS offering.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Our bulk SMS messaging revenue decreased from $251,880 for the three months ended September 30, 2005 to $99,530 for the three months ended September 30, 2006. Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list.

Fluctuations in revenue from bulk messaging are a result of the competitive nature of the industry and the need to offer the most cost-effective messaging route for customers. As aggregators consolidate, there are fewer opportunities for smaller aggregators, like ZIM, to access stable and cost effective routes. As a result, we have experienced a continuing decrease in our revenues from bulk messaging.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $203,583 for the three months ended September 30, 2005 to $47,436 for the three months ended September 30, 2006. We do not anticipate significant changes in our premium revenue for the balance of the year. As with bulk messaging, the premium market is extremely competitive and we do not see significant opportunities within this market. We will continue to offer these services but will no longer focus on SMS aggregation as a key service offering.

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two Internet portals offering mobile content. As previously mentioned, consumers are able to download ring tones and wallpapers directly from our Internet sites to their mobile phones. Revenue from the sale of mobile content was $123,889 with no comparable amount for the prior fiscal year.

OTHER SMS SERVICES AND PRODUCTS

Other SMS services and product revenue include such things as marketing campaigns, desktop text and virtual mobile services. These revenues decreased from $52,806 for the three months ended September 30, 2005 to $32,971 for the three months ended September 30, 2006. Within this group were services such as location based services or LBS, SMS mail and SMS chat. These services failed to generate sufficient customers and by the second quarter of this fiscal year, we ceased offering the services. The remaining revenue is from services offered to longer term customers. We do not market these services or products.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Sales from the Zim IDE software decreased from $54,786 for the three months ended September 30, 2005 to $46,345 for the three months ended September 30, 2006. Management expects to see a continued downward trend in software sales.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. The maintenance revenues for the three months ended September 30, 2005 of $254,334 decreased to $230,742 for the three months ended September 30, 2006.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended September 30, 2006	Three months ended September 30, 2005	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Cost of revenue	255,209	532,617	(277,408)
Selling, general and administrative	496,978	540,999	(44,021)
Research and development	124,928	112,860	12,068
Amortization of intangible assets	267,243	395	266,848
	1,144,358	1,186,871	(42,513)

COST OF REVENUE

Included in the cost of revenue are costs related to both our mobile and software segment.

	Three months ended September 30, 2006	Three months ended September 30, 2005
	(Unaudited)	(Unaudited)
	$	$
Mobile:
Revenue	303,826	508,269
Cost of revenue	(216,275)	(489,274)
Gross margin	87,551	18,995

	29%	4%

Software:
Revenue	277,087	309,120
Cost of revenue	(38,934)	(43,343)
Gross margin	238,153	265,777

	86%	86%

Gross margins for the mobile segment increased from 4% to 29%. The margins for the prior fiscal year were affected by significant cost increases in our bulk messaging. In particular, last year, in certain geographical areas, we continued to sell bulk messages at historical rates, while paying increased messaging costs. As a result, margins on bulk messaging for the three months ended September 30, 2005 were negative, which affected the overall mobile margins. Subsequent to September 30, 2005, the margins returned to the range we experienced for this fiscal year. In addition, the margin on revenues from the sale of mobile content on our web-sites is significantly higher than the margins on aggregation services.

Gross margins for software, maintenance and consulting sales did not change for the three months ended September 30, 2005 as compared to the three months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were $496,978 and $540,999, respectively. The difference is largely attributable to reduced office space and other miscellaneous items. Management expects selling, general and administrative expenses to be consistent with the current levels for the balance of the year.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended September 30, 2006 and 2005 were $124,928 and $112,860 respectively. The increase is related to the work done for the integration of the mobile content platform and developing technology for Internet TV opportunities.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization for the three months ended September 30, 2005 relates to the remaining amortization of the customer list acquired in Brazil.

Amortization of intangibles for the three months ended September 30, 2006 relates to the intangible assets acquired in the acquisition of AIS. Intangible assets include the customer list, corporate relationships and core technology.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

	Six months ended September 30, 2006	As a %	Six months ended September 30, 2005	As a %	Period to Period Change
	(Unaudited)		(Unaudited)		(Unaudited)
Mobile:	$		$		$
Bulk SMS	263,126	20%	786,064	36%	(522,938)
Premium SMS	133,683	10%	596,260	28%	(462,577)
Mobile content	296,146	23%	-	-	296,146
Other SMS services and products	61,202	5%	118,490	6%	(57,288)
	754,157	58%	1,500,814	70%	(746,657)
Software:
Software	69,695	6%	140,876	7%	(71,181)
Maintenance and consulting	462,858	36%	507,348	23%	(44,490)
	532,553	42%	648,224	30%	(115,671)

	1,286,710	100%	2,149,038	100%	(862,328)

Total revenues for the six months ended September 30, 2006 were $1,286,710 as compared to $2,149,038 for the six months ended September 30, 2005. The decrease of $862,328, or 40%, in revenues is attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the aggregation market. The decrease was partially offset by revenues from our mobile content offering.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. Success in this industry is dependant on sending high quantities of messages on stable cost effective telecommunication routes. For the six months ended September 30, 2006 we did not have significant customers using our routes, due to pricing and as a result, our revenues decreased from $786,064 to $263,126.

There continues to be no guarantee that we will be successful in finding stable, cost effective routes and as a result, we can not accurately predict our future revenue from bulk messaging traffic.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $596,260 for the six months ended September 30, 2005 to $133,683 for the six months ended September 30, 2006. As stated above, we believe that the decrease in revenues and margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business.

MOBILE CONTENT

As mentioned in the three month analysis, we acquired AIS and its two Internet portals offering mobile content. As a result, mobile content revenue for the six months ended September 30, 2006 was $296,146, with no comparative amount for the prior fiscal year.

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $118,490 for the six months ended September 30, 2005, to $61,202 for the six months ended September 30, 2006. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Revenues relating to the Zim IDE software have decreased from $140,876 to $69,695. The decrease is a result of our declining customer base and the lack of new releases of our software.

We will continue to allocate the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Six months ended September 30, 2006	Six months ended September 30, 2005	Period to period change
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

Cost of revenue	641,194	1,190,707	(549,513)
Selling, general and administrative	1,013,521	1,292,237	(278,716)
Research and development	253,656	232,268	21,388
Amortization of intangible assets	526,208	2,984	523,224
Loss on disposition of property and equipment	–	9,883	(9,883)
	2,434,579	2,728,079	(293,500)

Operating expenses decreased by $293,500. The decrease is a combination of factors including the decrease in costs of revenue, increase in amortization of intangible assets acquired in the acquisition of AIS and a general decrease in selling, general and administrative.

COST OF REVENUE

	Six months ended September 30, 2006	Six months ended September 30, 2005
	(Unaudited)	(Unaudited)
	$	$
Mobile:
Revenue	754,157	1,500,814
Cost of revenue	(564,308)	(1,086,191)
Gross margin	189,849	414,623

	25%	28%

Software:
Revenue	532,553	648,224
Cost of revenue	(76,886)	(104,516)
Gross margin	455,667	543,708

	86%	84%

Gross margins for mobile segment decreased from 28% to 25% for the six months ended September 30, 2006, compared to the same period in 2005. The decrease in margins is due to the decrease in revenues without a decrease in the fixed costs of revenue. Even though our revenues have decreased, we continued to offer 24-7 support throughout most of the six months. In addition, the cost to connect to mobile operators does not fluctuate directly with the traffic or revenue levels. This decrease in margins would have been greater had it not been partially offset by the higher margins realized on the sale of mobile content on our web-sites.

The slight increase in gross margins in our software segment relate to a decrease in salaries relating to customer support in software sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the six months ended September 30, 2006 and September 30, 2005 were $1,013,521 and $1,292,237, respectively. The decrease in selling, general and administrative fees relate to our relocation to smaller office space and a reduced compensation expense for options granted to consultants in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Research and development expense for the six months ended September 30, 2006 and 2005 were $253,656 and $232,268 respectively. The increase is a result of integration costs for the new platform acquired from AIS. The platform was successfully transferred to ZIM shortly after the acquisition.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization for the six months ended September 30, 2005 relates to the remaining amortization of the customer list acquired in Brazil.

Amortization of intangibles for the six months ended September 30, 2006 relates to the intangible assets acquired in the acquisition of AIS. Intangible assets include the customer list, corporate relationships and core technology.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash of $578,883 and working capital of $361,548. At March 31, 2006, we had cash, net of bank indebtedness, of $207,068 and working capital of $241,536. This improvement in our financial position is a result of a private placement that was completed on June 30, 2006 and the receipt of ITCs and receivables from prior periods.

Cash flows for the fiscal periods were as follows:

	Six months ended September 30, 2006	Six months ended September 30, 2005
	(Unaudited)	(Unaudited)
	$	$
Cash flows provided by (used in) operating activities	219,009	(234,973)
Cash flows used in investing activities	(53,446)	(24,326)
Cash flows provided by financing activities	125,455	7,429

As mentioned above, we received funds in the first half of fiscal 2007 that related to prior years. As a result we had a positive cash flow from operations of $219,009. We used $53,446 and $24,326 of cash in investing activities during the six months ended September 30, 2006 and 2005 respectively.

In the first six months of this fiscal year we used $39,399 to acquire AIS. Included in this amount are legal and miscellaneous fees. The balance of the AIS acquisition was funded through a one year note payable for $250,000, 10 million common shares priced at $0.065, and 500,000 stock options valued at $13,656. For the first six months of this fiscal year, we paid $125,000 on the note payable related to the acquisition.

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

Based on our loss for the two quarters of this fiscal year, after adjusting for non-cash items, we will require an estimated $1,200,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. We have access to a line of credit for approximately $450,000 from our Chief Executive Officer and a working capital line from our principal banker for approximately $45,000. In addition, at September 30, 2006 we had a current cash balance of $578,883, with NIL borrowings on the working capital line from our principal banker and our line of credit from our Chief Executive Officer. Management believes that these funds should be able to fund existing operations for the next 12 months, but there is no guarantee that unanticipated circumstances will not require additional liquidity. In any event, these funds alone will not allow for any additional expenditures or growth, and before the end of the 12 months we will need to raise additional financing to supplement our revenues. We have not received any commitments from any third parties to provide additional financing.

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

If our expenses surpass the funds available or if we require additional expenditures to grow the business, we may be unable to obtain the necessary funds and we may have to curtail or suspend some or all of our business operations, which would likely have a material adverse effect on our business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

CONTRACTUAL OBLIGATIONS

The Company has the following financial commitments, relating to property and equipment leases, for the next five years:

$
(Unaudited)
2007	31,610
2008	64,969
2009	64,755
2010	61,469
2011	35,857
258,660

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

FASB Interpretation 48

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments – an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations, or cash flows.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS

157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no impact to the financial statements upon the adoption of this bulletin.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's disclosure controls and procedures are designed to do.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described in our Form 10-KSB for the year ended March 31, 2006, relating to the Company’s financial reporting processes.

(b) Changes in internal controls over financial reporting.

Several changes in internal controls occurred in the second quarter of fiscal 2007. The most significant change was the hiring of a full time controller. The full time controller allows ZIM the ability to have an additional segregation of duties and allows the CFO to focus on improved review procedures.

Also during the quarter, we further expanded on our shift logs to include their regular review and archiving, allowing the entire corporate team to be equally aware of the corporate priorities. These shift logs were further designed to assist with tax requirements of the Canadian tax agency.

Other than the foregoing, there was no change in our internal control over financial reporting during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to continue to implement enhancements during the remainder of fiscal 2007 and beyond. Management believes that these enhancements will assist in addressing the matters discussed in our Form 10-KSB for the year ended March 31, 2006. However, the size of the Company will continue for the foreseeable future to prevent us from being able to employ sufficient resources to enable us to have optimal segregation of duties within our internal control system.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-

(a) The Corporation held an annual meeting of its shareholders on September 21, 2006, the ("Annual Meeting").

(b) The following directors were elected during the Annual Meeting:

- Dr. Michael Cowpland
- Mr. James Stechyson
- Mr. Steve Houck
- Mr. Donald Gibbs

No other directors continued in their term of office.

(c) The following matters were voted on at the Annual Meeting:

The approval of a resolution to (a) set the number of directors constituting the Board of Directors of the Company at four and (b) to empower the Board of Directors of the Corporation to determine the number of directors of the Company hereafter from time to time. The votes were cast for this matter as follows:

For	Against	Abstain

48,881,541	12,440	210

The ratification of the appointment of Raymond Chabot Grant Thornton LLP as the Corporation’s Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2007. The votes were cast for this matter as follows:

For	Against	Abstain

48,861,971	12,210	20,010

The election of Dr. Michael Cowpland to the Board of Directors, for a three-year period. The votes were cast for this matter as follows:

For	Against	Abstain

48,843,931	50,260	NIL

The election of Mr. James Stechyson to the Board of Directors, for a three-year period. The votes were cast for this matter as follows:

For	Against	Abstain

48,893,991	200	NIL

The election of Mr. Steve Houck to the Board of Directors, for a three-year period. The votes were cast for this matter as follows:

For	Against	Abstain

48,893,981	210	NIL

The election of Mr. Donald Gibbs to the Board of Directors, for a three-year period. The votes were cast for this matter as follows:

For	Against	Abstain

48,893,971	220	NIL

(d) Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation

Registrant

DATE	SIGNATURE
November 13, 2006	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer
November 13, 2006	/s/ Jennifer North Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
(*)	Filed herewith.