Form 10QSB
period 2006-12-31
ZIM CORP
filed 2007-02-13
CIK 1124160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at February 8, 2007
Common shares	87,986,955

Transitional Small Business Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Unaudited Condensed Consolidated Statements of Operations for the Three and
Nine Months Ended December 31, 2006 and December 31, 2005	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended December 31, 2006 and December 31, 2005	4

Unaudited Condensed Consolidated Balance Sheets as at December 31, 2006
and March 31, 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations	19

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3. Defaults upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures	34

Exhibits	35

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
ZIM Corporation
Unaudited Condensed Consolidated Statements of Operations
(Expressed in US dollars)

	Three months ended December 31, 2006	Three months ended December 31, 2005	Nine months ended December 31, 2006	Nine months ended December 31, 2005
	$	$	$	$
Revenue	517,969	789,844	1,804,679	2,938,881
Operating expenses
Cost of revenue	155,717	391,439	796,911	1,582,145
Selling, general and administrative	516,078	545,597	1,529,599	1,837,834
Research and development	144,270	111,814	397,926	344,082
Amortization of intangible assets	224,575	-	750,783	2,984
Impairment of goodwill	-	2,133,197	-	2,133,197
Loss on disposition of property and equipment	-	-	-	9,883
Total operating expenses	1,040,640	3,182,047	3,475,219	5,910,125

Loss from operations	(522,671)	(2,392,203)	(1,670,540)	(2,971,244)
Other income (expense):
Interest income (expense), net	(245)	(2,707)	1,588	(5,998)
Total other income (expense)	(245)	(2,707)	1,588	(5,998)
Loss before income taxes	(522,916)	(2,394,910)	(1,668,952)	(2,977,242)
Income tax benefit	15,799	2,980	224,119	19,711
Net loss	(507,117)	(2,391,930)	(1,444,833)	(2,957,531)

Basic and diluted loss per share	(0.006)	(0.040)	(0.018)	(0.050)

Weighted average number of shares outstanding, basic and diluted	87,948,153	59,561,569	81,856,773	59,559,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIM Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Nine months ended December 31, 2006	Nine months ended December 31, 2005
	$	$
OPERATING ACTIVITIES
Net loss	(1,444,833)	(2,957,531)
Items not involving cash:
Depreciation of property and equipment	75,479	71,579
Amortization of intangible assets	750,783	2,984
Loss on disposition of property and equipment	-	9,883
Stock-based compensation	142,794	248,725
Impairment of goodwill	-	2,133,197
Changes in operating working capital	545,025	(133,128)
Cash flows provided by (used in) operating activities	69,248	(624,291)
INVESTING ACTIVITIES
Purchase of property and equipment	(23,948)	(48,920)
Business acquisition, net of cash received	(39,399)	-
Cash flows used in investing activities	(63,347)	(48,920)
FINANCING ACTIVITIES
Proceeds from the exercise of options	3,000	7,429
Repayment of note payable	(187,500)	-
Proceeds from units issued through a private placement	280,422	-
Repayment of line of credit	(29,967)	-
Proceeds from related parties	-	679,242
Payments to related parties	-	(257,940)
Cash flows provided by financing activities	65,955	428,731

Effect of changes in exchange rates on cash	34,082	(46,170)

Net increase (decrease) in cash	105,938	(290,650)
Cash, beginning of period	237,035	737,888
Cash, end of period	342,973	447,238

Non−Cash Financing Activities:

In connection with the Company’s acquisition of Advanced Internet Inc., (see Note 3) the Company issued 10 million common shares, valued at $650,000, 500,000 stock options valued at $13,656 and issued a $250,000 note payable to Advanced Telecom Services Inc., the parent company of Advanced Internet Inc. The non-interest bearing note payable has a one year term, with payments each month of $20,833.

In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt of $435,757 and cumulative interest of $18,437 into equity. See Notes 6 and 7.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIM Corporation
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,		March 31,
	2006		2006
ASSETS		$	$
Current assets
Cash	342,973		237,035
Accounts receivable, net	385,350		1,301,647
Investment tax credits receivable	276,386		407,766
Acquisition costs	-		37,847
Prepaid expenses	31,973		59,305
	1,036,682		2,043,600
Property and equipment, net	250,344		280,909
Intangible assets, net	219,381		-
	1,506,407		2,324,509
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	-		29,967
Accounts payable	341,562		612,703
Accrued liabilities	197,557		406,145
Deferred revenue	273,294		322,989
Due to a shareholder	-		430,260
Note payable	69,680		-
	882,093		1,802,064
Deferred rent	57,163		65,425

Commitments and contingencies
Shareholders' equity:
Preferred shares, no par value, non-cumulative
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; NIL shares issued and outstanding at December 31, 2006 and March 31, 2006.	-		-
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares;NIL shares issued and outstanding at December 31, 2006 and March 31, 2006.	-		-
Common shares, no par value,
unlimited authorized shares, 87,986,955 shares issued and outstanding at December 31, 2006 and 59,561,569 shares issued and outstanding as at March 31, 2006.	19,046,050		17,658,435
Additional paid-in capital	2,273,115		2,129,398
Accumulated deficit	(21,047,006)		(19,602,173)
Accumulated other comprehensive income	294,992		271,360
	567,151		457,020
	1,506,407		2,324,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The March 31, 2006 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM provides internet TV, mobile and data services to both consumers and businesses. Prior to 2001, ZIM was solely a developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

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

Beginning in 2001, the Company expanded its business strategy to include opportunities associated with mobile products. Prior to this fiscal year, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging. Although SMS will continue to provide revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users and to providing TV over the Internet, or IPTV. With the acquisition of AIS, the Company commenced offering mobile content directly to end users. During the three months ended December 31, 2006, the Company began to explore opportunities within the Internet

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

TV industry; however as at December 31, 2006, less than $1,000 in revenue has been generated from this line of business.

LIQUIDITY

The Company has incurred a net loss of $507,117 and $1,444,833 during the three and nine months ended December 31, 2006, respectively. Due to the receipt of investment tax credits from the prior fiscal year and the increased collection of outstanding receivables, the Company generated a positive cash flow from operations of $69,248 for the nine months ended December 31, 2006.

At December 31, 2006, ZIM had cash, with no bank indebtedness, of $342,973 and working capital of $154,589, as compared to cash, net of bank indebtedness of $207,068 and working capital of $241,536 at March 31, 2006. After factoring the losses for the current fiscal year, the improvement in cash is principally a result of a private placement on June 30, 2006, discussed in Note 7, and the receipt of outstanding amounts receivable and investment tax credits.

ZIM will need an estimated $1,200,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. The Company has access to a line of credit for approximately $450,000 from its Chief Executive Officer, less approximately $43,000 used by the Corporation subsequent to December 31, 2006, and a working capital line from its principal banker for approximately $45,000. In addition, there is a current cash balance of $342,973. Management does not believe that these funds will be able to fund existing operations for the next 12 months, and there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone will not allow for any additional expenditures or growth. ZIM has not received any commitments from any party to provide additional financing.

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

The unaudited condensed consolidated financial statements have been prepared on the basis of the going concern assumption, meaning the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The carrying amounts of assets, liabilities, revenues and expenses presented in the financial statements and the balance sheet classification have not been adjusted as would be required if the going concern assumption were not appropriate.

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

Revenue from our mobile segment, previously reported as $468,129 for the quarter ended December 31, 2005, has been reduced by $33,445. Cost of revenue, previously reported as $424,884 for the quarter ended December 31, 2005, has also been reduced by $33,445. Revenue from our mobile segment, previously reported as $2,061,437 for the nine months ended December 31, 2005, has been reduced by $125,940. Cost of revenue, previously reported as $1,708,805 for the quarter ended December 31, 2005, has also been reduced by $125,940. These adjustments have no impact on the balance sheet, operating loss, net loss or on net cash flows from operations for the current or prior periods.

3 - ACQUISITION OF ADVANCED INTERNET INC.

Effective April 1, 2006, ZIM acquired all of the issued and outstanding common shares of Advanced Internet Inc. (“AIS”). AIS owns and operates two Internet mobile content sites, www.ringingphone.com and www.monstertones.com and is part of ZIM’s move into offering mobile content. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations of AIS are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $951,434 included a note payable of $250,000, acquisition costs of $37,778, 500,000 stock options with a value of $13,656 and 10,000,000 common shares valued at $650,000. The basis for the determination of the fair value of the common stock of $0.065 is the average daily closing price of the Company's common stock on the four days prior to and following the acquisition announcement date of April 1, 2006. 1,000,000 of the 10,000,000 common shares are held in escrow for one year.

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

4 - STOCK OPTION PLAN

Under ZIM’s Employee Stock Option Plan (“the Plan”), the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at December 31, 2006, 22,113,049 options (December 31, 2005, 21,809,371) were outstanding under the Plan. In addition, 6,110,000 options were outstanding that were issued in prior periods (December 31, 2005, 6,110,000 options) outside of ZIM’s Plan. Stock options are granted with an exercise price equal to the common shares' fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

A summary of stock option activity under the Plan for the nine months ended December 31, 2006 is presented below:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
		$		$
Balance, March 31, 2006	27,984,371	0.54
Granted	6,077,217	0.06
Exercised	(60,000)	0.05
Forfeited	(5,778,539)	0.79
Balance, December 31, 2006	28,223,049	0.39	1.26	126,780

A summary of stock option values as at December 31, 2006 and 2005, under ZIM’s Employee Stock Option Plan, are presented below:

	December 31, 2006	December 31, 2005
	$	$
Weighted average exercise price at the grant date	0.39	0.53
Total intrinsic value of stock options exercised	2,100	1,448
Total fair value of stock options vested	4,003,634	4,142,704

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

For the three and nine months ended December 31, 2006, the Company recognized compensation expense for employees of $57,878 and $134,144 and consultants of $3,608 and $8,650, respectively. For the three and nine months ended December 31, 2005, the Company recognized compensation expense for employees of $NIL and $NIL and consultants of $8,125 and $248,725, respectively. The Company does not have any non-vested awards as of December 31, 2006.

Options granted during the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three months ended December 31, 2006	Three months ended December 31, 2005	Nine months ended December 31, 2006	Nine months ended December 31, 2005
Options granted to employees	1,591,374	2,570,000	5,252,217	2,860,000
Options granted to consultants	100,000	160,000	825,000	3,760,000
Total options granted	1,691,374	2,730,000	6,077,217	6,620,000

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended December 31, 2005:

	Three months ended December 31, 2005	Nine months ended December 31, 2005
	$	$
Net loss, as reported	(2,391,930)	(2,957,531)
Stock-based compensation expense included in net loss	-	-
Stock-based employee compensation expense determined under fair value based method for all awards	(135,593)	(160,515)
Net loss, pro forma	(2,527,523)	(3,118,046)
Basic and diluted net loss per share:
As reported, basic and diluted	(0.040)	(0.050)
Pro forma, basic and diluted	(0.042)	(0.052)

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

	Three and nine months ended December 31, 2006	Three and nine months ended December 31, 2005 Pro forma
Risk-free interest rates	5.00%	4.50%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	December 31, 2006	December 31, 2005
Stock options	4,467,515	-
Warrants	18,365,386	-

Total options outstanding at December 31, 2006 and 2005 were 28,223,049 and 27,919,371 respectively.

On June 30, 2006 the Company issued 18,365,386 warrants in a private placement of the Company’s common shares, see note 7. Total warrants outstanding at December 31, 2006 and 2005 were 19,515,392 and 3,186,160, respectively. Of the warrants outstanding on December 31, 2006, 18,365,386 expire on September 30, 2007 and 1,150,006 will expire on May 30, 2008.

6 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured an operating line of credit of approximately $450,000 from its Chief Executive Officer and majority shareholder, on the same financial terms as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. On June 30, 2006, the outstanding balance of $435,757 plus accrued interest of $18,437 was converted into 11,354,841 units as part of the private placement on June 30, 2006, see below. As at December 31, 2006, the full line of credit, reported as due to shareholder in the unaudited condensed balance sheets, was available to the Company. In January 2007, the Company borrowed approximately $43,000 on this line of credit.

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

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $ 280,422 and through the conversion of debt of $454,194. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at $0.04 at any time prior to September 30, 2007.

The Company issued 60,000 common shares during the three and nine months ended December 31, 2006 and NIL and 43,700 common shares, respectively, for the three months and nine months ended December 31, 2005, pursuant to the exercise of stock options by employees. Proceeds during the nine months ended December 31, 2006 from the exercise of these options were $3,000 and for the nine months ended December 31, 2005 were $7,429.

ADDITIONAL PAID IN CAPITAL

During the three and nine month period ended December 31, 2006, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $61,486 and $142,794 for the three and nine months ended December 31, 2006, respectively, ($8,125 and $248,725 for the three and nine months ended December 31, 2005).

8 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

		Three months ended December 31, 2006		Three months ended December 31, 2005		Nine months ended December 31, 2006		Nine months ended December 31, 2005
	$		$		$		$
Net loss, as reported		(507,117)		(2,391,930)		(1,444,833)		(2,957,531)
Foreign currency translation adjustment		(19,582)		(35,251)		23,632		98,615
Comprehensive loss		(526,699)		(2,427,181)		(1,421,201)		(2,858,916)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

9 - SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: mobile and enterprise software. The mobile segment includes providing SMS and other content applications and services for mobile devices. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications. IPTV is included with the mobile reportable segment as there is minimal activity in this area currently, and no separate tracking of financial information for this new business line is conducted.

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

The following tables set forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

	Three months ended December 31, 2006			Three months ended December 31, 2005
	Mobile	Software	Total	Mobile	Software	Total
	$	$	$	$	$	$
Revenue	234,941	283,028	517,969	434,684	355,160	789,844
Cost of revenue	109,639	46,078	155,717	338,042	53,397	391,439
Allocation of operating expenses	370,796	289,552	660,348	522,474	134,937	657,411
Amortization of intangible assets	224,575	-	224,575	-	-	-
Allocation of interest expense	204	41	245	2,262	445	2,707
Impairment of goodwill	-	-	-	2,133,197	-	2,133,197
Income tax benefit	(10,096)	(5,703)	(15,799)	(29,833)	26,853	(2,980)
	695,118	329,968	1,025,086	2,966,142	215,632	3,181,774
Net income (loss)	(460,177)	(46,940)	(507,117)	(2,531,458)	139,528	(2,315,826)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Nine months ended December 31, 2006			Nine months ended December 31, 2005
	Mobile	Software	Total	Mobile	Software	Total
	$	$	$	$	$	$

Revenue	989,098	815,581	1,804,679	1,935,497	1,003,384	2,938,881

Cost of revenue	673,947	122,964	796,911	1,424,232	157,913	1,582,145
Allocation of operating expenses	1,113,504	814,021	1,927,525	1,672,516	509,400	2,181,916
Amortization of intangible assets	750,783	-	750,783	-	2,984	2,984
Loss on disposition of property and equipment	-	-	-	9,883	-	9,883
Allocation of interest (income) expense	(870)	(718)	(1,588)	5,104	894	5,998
Impairment of goodwill	-	-	-	2,133,197	-	2,133,197
Income tax benefit	(144,150)	(79,969)	(224,119)	(86,926)	67,215	(19,711)
	2,393,214	856,298	3,249,512	5,158,006	738,406	5,896,412
Net income (loss)	(1,404,116)	(40,717)	(1,444,833)	(3,222,509)	264,978	(2,957,531)

The following table sets forth segment assets used by each product line:

	December 31, 2006	March 31, 2006
	$	$
Mobile	924,767	1,919,468
Software	581,640	405,041
	1,506,407	2,324,509

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The following table set forth external revenues attributable to geographic areas. External revenues are based on location of the customer:

	Three months ended December 31, 2006	Three months ended December 31, 2005	Nine months ended December 31, 2006	Nine months ended December 31, 2005
	$	$	$	$
United States	158,939	128,992	621,059	406,180
United Kingdom	24,426	193,845	106,568	526,053
Europe	37,476	66,066	240,786	556,895
Brazil	254,618	273,702	675,454	795,850
Canada	38,958	125,705	154,261	646,459
Other	3,552	1,534	6,551	7,444
Total revenue	517,969	789,844	1,804,679	2,938,881

10 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments, relating to its property and equipment leases, for the next five years:

$
2007	15,578
2008	62,311
2009	62,106
2010	58,955
2011	34,390
233,340

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

11 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de−recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments - an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Revenue for the three months ended December 31, 2006 was $517,969, compared with revenue of $789,844 for the three months ended December 31, 2005. The decrease of $271,875 is attributable to a decrease in SMS services and aggregation.

Net loss for the three months ended December 31, 2006 was $507,117 as compared to $2,391,930 for the three months ended December 31, 2005. Included in the loss for the three months ended December 31, 2005 is $2,133,197 relating to the impairment of goodwill.

Revenue for the nine months ended December 31, 2006 and 2005 were $1,804,679 and $2,938,881 respectively. The decrease in revenues is attributable to the decrease in SMS services and aggregation.

Net loss for the nine months ended December 31, 2006 was $1,444,833 as compared to $2,957,531 for the nine months ended December 31, 2005. Included in the loss for the nine months ended December 31, 2005 is $2,133,197 relating to the impairment of goodwill.

ZIM had cash of $342,973 at December 31, 2006 as compared to cash, net of bank indebtedness of $207,068 at March 31, 2006. The increase in cash is due to the receipt of investment tax credits (“ITCs”) from the Canadian government relating to the 2005 fiscal year and to the closing of a private placement of our common shares on June 30, 2006 that raised cash of $280,422. The private placement also resulted in our Chief Executive Officer converting $454,194 on a line of credit (reported as due to a shareholder on the Balance Sheet), into units in the private placement. The units were priced at $0.04 per unit, the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share.

The Company generated a positive cash flow of $69,248 from operations for the nine months ended December 31, 2006. The Company generated a negative cash flow from operations of $149,761 for the three months ended December 31, 2006. The positive cash flow for the nine month period is a result of the ITCs received from the Canadian government relating to prior years.

BUSINESS OVERVIEW

ZIM has two main operating segments, mobile and database software. Commencing in the third quarter of this fiscal year, we expanded our focus to include offering TV on the Internet, also referred to as IPTV. We did not generate revenues within our IPTV initiatives.

Mobile Segment

Aggregation services - As an aggregator, ZIM transmits a broad variety of messaging, content, and applications worldwide for other businesses. ZIM provides an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our customers.

Mobile content - On April 1, 2006, ZIM purchased Advanced Internet Inc. (“AIS”) from Advanced Telecom Services (“ATS”). AIS owns and operates two web-sites, www.monstertones.com and www.ringingphone.com, which allow consumers to purchase mobile content, such as ring tones and wallpaper, directly for their cell phone. Consumers can order these services through the web-site or through their mobile phones on a monthly subscription basis or per-message downloaded basis.

As disclosed in prior quarters, we believe the cell phone will continue to evolve to increase the use of such things as mobile TV, music downloads and Internet searches.

IPTV

As mentioned above, during this fiscal year, we began to explore opportunities and develop relationships within the Internet TV space, as a step towards being able to offer quality TV on cell phones.

Specifically during the quarter ended September 30, 2006, we entered into a partnership with PPLive of China, a peer to peer (P2P) Internet TV portal. Through this partnership, called “ZIM-PPLive”, ZIM will be expanding its overall offering to include application development and content aggregation for P2P Internet TV. ZIM-PPLive will focus on aggregating North American and European content providers and advertisers to the PPLive platform. There are no revenues or direct expenses to date from this partnership.
During the quarter ended December 31, 2006, we began offering a peer-to-peer (P2P) Internet TV site, www.zimtv.biz. Through a user friendly interface on ZIMTV, consumers can watch free and/or pay per view channels containing sports, movies, television, news, animation and educational video content.

ZIMTV has an embedded digital rights management (“DRM”) software that offers a secure solution for content providers as it limits the ability for end users to distribute, sell or pirate illegal copies of the content. Users of ZIMTV do not download video files on to their computer; rather the videos are streamed to their computers through the P2P infrastructure.

There is no guarantee that we will be able to successfully identify new opportunities in the industry or that we will be able to generate sufficient revenue from either the PPLive relationship or ZIMTV.

Software Segment

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

For the three and nine months ended December 31, 2006, the Company recognized compensation expense for employees of $57,878 and $134,144 and consultants of $3,608 and $8,650, respectively. For the three and nine months ended December 31, 2005, the Company recognized compensation expense for employees of $NIL and $NIL and consultants of $8,125 and $248,725, respectively. The Company does not have any non-vested awards as of December 31, 2006.

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended December 31, 2005:

	Three months ended December 31, 2005	Nine months ended December 31, 2005
	(Unaudited)	(Unaudited )
	$	$
Net loss, as reported	(2,391,930)	(2,957,531)
Stock-based compensation expense included in net loss	-	-
Stock-based employee compensation expense determined under fair value based method for all awards	(135,593)	(160,515)
Net loss, pro forma	(2,527,523)	(3,118,046)
Basic and diluted net loss per share:
As reported, basic and diluted	(0.040)	(0.050)
Pro forma, basic and diluted	(0.042)	(0.052)

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

	Three and nine months ended December 31, 2006	Three and nine months ended December 31, 2005 Pro forma
	(Unaudited)	(Unaudited)
Risk-free interest rates	5.00%	4.50%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

RESULTS OF OPERATIONS

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2006 and 2005. The information for the three and nine months ended December 31, 2006 and 2005, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2006, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

REVENUES

	Three months ended December 31, 2006	As a %	Three months ended December 31, 2005		As a %	Period to Period Change
	(Unaudited)		(Unaudited	)		(Unaudited )
	$		$			$
Bulk SMS	44,775	9%	214,656		27%	(169,881)
Premium SMS	42,911	8%	193,048		24%	(150,137)
Mobile content	119,461	23%	-			119,461
Other SMS services and products	27,794	5%	26,980		3%	814
	234,941	45%	434,684		54%	(199,743)
Software	38,179	7%	117,154		15%	(78,975)
Maintenance and consulting	244,849	48%	238,006		31%	6,843
	283,028	55%	355,160		46%	(72,132)
	517,969	100%	789,844		100%	(271,875)

Total revenues for the three months ended December 31, 2006 were $517,969 as compared to $789,844 for the three months ended December 31, 2005. The decrease in revenues is attributable to our SMS offering and sales of software.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Our bulk SMS messaging revenue decreased from $214,656 for the three months ended December 31, 2005 to $44,775 for the three months ended December 31, 2006. Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list.

We do not offer a competitive price for bulk messaging and as a result, we have experienced a continuing decrease in our revenues from bulk messaging. It is unlikely that we will be able to offer competitive pricing in the future due to our size in the market, relative to other aggregators.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $193,048 for the three months ended December 31, 2005 to $42,911 for the three months ended December 31, 2006. We do not anticipate significant changes in our premium revenue for the balance of the year. As with bulk messaging, the premium market is extremely competitive and we do not see significant opportunities within this market. We will continue to offer these services but will no longer focus on SMS aggregation as a key service offering.

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two Internet portals offering mobile content. As previously mentioned, consumers are able to download ring tones and wallpapers directly from our Internet sites to their mobile phones. Revenue from the sale of mobile content for this fiscal quarter was $119,461, which is similar to the $123,889 generated in the second quarter of this fiscal year. There is no comparable amount for the prior fiscal year.

OTHER SMS SERVICES AND PRODUCTS

Other SMS services and product revenue include such things as marketing campaigns, desktop text and virtual mobile services. As of December 31, 2006, we terminated all virtual mobile services due to the decrease in revenue in this service. The sum of all other services has remained stable since the third quarter of fiscal 2006 at $27,794 for the three months ended December 31, 2006 as compared to $26,980 for the three months ended December 31, 2005. We do not market these services or products.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Sales from the Zim IDE software decreased from $117,154 for the three months ended December 31, 2005 to $38,179 for the three months ended December 31, 2006. This decrease was anticipated by management as there have been no new releases of the database product.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. The maintenance revenues for the three months ended December 31, 2005 of $238,006 increased slightly to $244,849 for the three months ended December 31, 2006.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended December 31, 2006	Three months ended December 31, 2005		Period to period change
	(Unaudited)	(Unaudited	)	(Unaudited )
	$	$		$
Cost of revenue	155,717	391,439		(235,722)
Selling, general and administrative	516,078	545,597		(29,519)
Research and development	144,270	111,814		32,456
Amortization of intangible assets	224,575	-		224,575
	1,040,640	1,048,850		(8,210)

COST OF REVENUE

Included in the cost of revenue are costs related to both our mobile and software segment.

	Three months ended December 31, 2006	Three months ended December 31, 2005
	(Unaudited)	(Unaudited )
	$	$
Mobile
Revenue	234,941	434,684
Cost of revenue	(109,639)	(338,042)
Gross margin	125,302	96,642
	53%	22%
Software
Revenue	283,028	355,160
Cost of revenue	(46,078)	(53,397)
Gross margin	236,950	301,763
	84%	85%

Gross margins for the mobile segment increased from 22% to 53%. Included in revenues for the three months ended December 31, 2006 are revenues from our internet portal sites acquired on April 1, 2006. Revenues from the internet portals have a higher margin as we own or license the content directly and the majority of these revenues have very low transaction fees. In addition, for the three months ended December 31, 2005, we were sending more bulk SMS traffic with lower margins.

Gross margins for software, maintenance and consulting sales did not change significantly for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended December 31, 2006 and 2005 were $516,078 and $545,597, respectively. The difference is largely attributable to reduced office space and other miscellaneous items. Management expects selling, general and administrative expenses to be consistent with the current levels for the balance of the year.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended December 31, 2006 and 2005 were $144,270 and $111,814 respectively. The increase is related to the work done for the integration of the mobile content platform and developing technology for Internet TV opportunities.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the three months ended December 31, 2006 relates to the intangible assets acquired in the acquisition of AIS. Intangible assets include the customer list, corporate relationships and core technology.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

REVENUES

Three months ended December 31, 2006	As a %	Three months ended December 31, 2005	As a %	Period to Period Change
	(Unaudited)		(Unaudited	)		(Unaudited )
	$		$			$
Bulk SMS	307,902	17%	1,000,720		34%	(692,818)
Premium SMS	176,594	10%	789,307		27%	(612,713)
Mobile content	415,606	23%	-			415,606
Other SMS services and products	88,996	5%	145,470		5%	(56,474)
	989,098	55%	1,935,497		66%	(946,399)
Software	107,874	6%	258,030		9%	(150,156)
Maintenance and consulting	707,707	39%	745,354		25%	(37,647)
	815,581	45%	1,003,384		34%	(187,803)
	1,804,679	100%	2,938,881		100%	(1,134,202)

Total revenues for the nine months ended December 31, 2006 were $1,804,679 as compared to $2,938,881 for the nine months ended December 31, 2005. The decrease of $1,134,202, in revenues is primarily attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the aggregation market. The decrease was partially offset by revenues from our mobile content offering.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list. Success in this industry is dependant on sending high quantities of messages on stable cost effective telecommunication routes. For the nine months ended December 31, 2006 we did not have significant customers using our routes, due to pricing and as a result, our revenues decreased from $1,000,720 to $307,902.

There continues to be no guarantee that we will be successful in finding stable, cost effective routes and as a result, we can not accurately predict our future revenue from bulk messaging traffic.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $789,307 for the nine months ended December 31, 2005 to $176,594 for the nine months ended December 31, 2006. As stated above, we believe that the decrease in revenues and margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business.

MOBILE CONTENT

As mentioned in the three month analysis, we acquired AIS and its two Internet portals offering mobile content. As a result, mobile content revenue for the nine months ended December 31, 2006 was $415,606, with no comparative amount for the prior fiscal year.

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $145,470 for the nine months ended December 31, 2005, to $88,996 for the nine months ended December 31, 2006. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in. We do not market these services or products.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Revenues relating to the Zim IDE software have decreased from $258,030 to $107,874. The decrease is a result of our declining customer base and the lack of new releases of our software.

We will continue to allocate the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

OPERATING EXPENSES

	Nine months ended December 31, 2006	Nine months ended December 31, 2005		Period to period change
	(Unaudited)	(Unaudited	)	(Unaudited )
	$	$		$
Cost of revenue	796,911	1,582,145		(785,234)
Selling, general and administrative	1,529,599	1,837,834		(308,235)
Research and development	397,926	344,082		53,844
Amortization of intangible assets	750,783	2,984		747,799
Loss on disposition of property and equipment	-	9,883		(9,883)
	3,475,219	3,776,928		(301,709)

Operating expenses decreased by $301,709. The decrease is a combination of factors including the decrease in costs of revenue, increase in amortization of intangible assets acquired in the acquisition of AIS and a general decrease in selling, general and administrative.

COST OF REVENUE

	Nine months ended December 31, 2006	Nine months ended December 31, 2005
	(Unaudited)	(Unaudited)
	$	$
Mobile
Revenue	989,098	1,935,497
Cost of revenue	(673,947)	(1,424,232)
Gross margin	315,151	511,265
	32%	26%
Software
Revenue	815,581	1,003,384
Cost of revenue	(122,964)	(157,913)
Gross margin	692,617	845,471
	85%	84%

Gross margins for mobile segment increased from 26% to 32% for the nine months ended December 31, 2006, compared to the same period in 2005. The increase in margins is due to the change in the mix of mobile revenues. For the current fiscal year, we introduced the sale of ringtones and wallpapers (mobile content), which have a higher margin than the mix of revenues in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the nine months ended December 31, 2006 and December 31, 2005 were $1,529,599 and $1,837,834, respectively. The decrease in selling, general and administrative fees relate to our relocation to smaller office space and a reduced compensation expense for options granted to consultants in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Research and development expense for the nine months ended December 31, 2006 and 2005 were $397,926 and $344,082 respectively. The increase is a result of integration costs for the new platform acquired from AIS. The platform was successfully transferred to ZIM shortly after the acquisition.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization for the nine months ended December 31, 2005 relates to the remaining amortization of the customer list acquired in Brazil.

Amortization of intangibles for the nine months ended December 31, 2006 relates to the intangible assets acquired in the acquisition of AIS. Intangible assets include the customer list, corporate relationships and core technology.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash of $342,973 and working capital of $154,589. At March 31, 2006, we had cash, net of bank indebtedness, of $207,068 and working capital of $241,536. This improvement in cash is a result of a private placement that was completed on June 30, 2006 and the receipt of ITCs and receivables from prior periods.

Cash flows for the fiscal periods were as follows:

	Nine months ended December 31, 2006	Nine months ended December 31, 2005
	(Unaudited)	(Unaudited)
	$	$
Cash flows provided by (used in) operating activities	69,248	(624,291)
Cash flows used in investing activities	(63,347)	(48,920)
Cash flows provided by financing activities	65,955	428,731

As mentioned above, we received funds in the first half of fiscal 2007 that related to prior years. As a result we had a positive cash flow from operations of $69,248. We used $63,347 and $48,920 of cash in investing activities during the nine months ended December 31, 2006 and 2005 respectively.

In the first nine months of this fiscal year we used $39,399 to acquire AIS. Included in this amount are legal and miscellaneous fees. The balance of the AIS acquisition was funded through a one year note payable for $250,000, 10 million common shares priced at $0.065, and 500,000 stock options valued at $13,656. For the first nine months of this fiscal year, we paid $187,500 on the note payable related to the acquisition.

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,194. Each unit consists of one common share and one common share purchase warrant. Each warrant may be exercised at any time prior to December 31, 2007. Of these units, 18,024,591 were purchased by the Company’s Chief Executive Officer.

Based on our loss for the three quarters of this fiscal year, after adjusting for non-cash items, we will require an estimated $1,200,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. We have access to a line of credit for approximately $450,000 from our Chief Executive Officer, less approximately $43,000 borrowed in January 2007, and a working capital line from our principal banker for approximately $45,000. In addition, at December 31, 2006 we had a current cash balance of $342,973, with NIL borrowings on the working capital line from our principal banker and our line of credit from our Chief Executive Officer. Management believes that these funds will not be able to fund existing operations for the next 12 months, and there is no guarantee that unanticipated circumstances will not require additional liquidity. In any event, we will need to raise additional financing to supplement our revenues. We have not received any commitments from any party to provide additional financing.

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

CONTRACTUAL OBLIGATIONS

The Company has the following financial commitments, relating to property and equipment leases, for the next five years:

$
2007	15,578
2008	62,311
2009	62,106
2010	58,955
2011	34,390
233,340

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

FASB Interpretation 48

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de−recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments - an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described in our Form 10-KSB for the year ended March 31, 2006, relating to the Company’s financial reporting processes.

(b) Changes in internal controls over financial reporting.

The third quarter of this fiscal year saw continued training of the controller hired in the second quarter and the documentation of several policies and procedures. At the end of the third quarter, the controller resigned his position. Due to the size of ZIM, we are unable to attract competent and reliable staff; we have no plans to currently re-hire for this position.

Other than the foregoing, there was no change in our internal control over financial reporting during the third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to continue to implement enhancements during the remainder of fiscal 2007 and beyond. Management believes that these enhancements will assist in addressing the matters discussed in our Form 10-KSB for the year ended March 31, 2006. However, the size of the Company will for the foreseeable future prevent us from being able to employ sufficient resources to enable us to have optimal segregation of duties within our internal control system.

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

ZIM Corporation
Registrant

DATE	SIGNATURE
February 13, 2007	/s/ Dr. Michael Cowpland
Michael Cowpland, President and Chief Executive Officer
February 13, 2007	/s/ Jennifer North
Jennifer North, Chief Financial and Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, Ms. Jennifer North, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
(*)	Filed herewith.