Form 10KSB
period 2007-03-31
ZIM CORP
filed 2007-06-21
CIK 1124160

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

[  ]                                                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

The registrant's revenues for our most recent fiscal year were $2,195,184.  The aggregate market value of voting stock held by non-affiliates is $1,011,565 based on 25,289,119 shares at June 8, 2007 held by non-affiliates.  The registrant does not have any authorized or issued and outstanding non-voting stock.  The closing price on the Over the Counter Bulletin Board on June 8, 2007 was $0.04.

The number of common shares of the registrant outstanding as of June 8, 2007 was 88,061,955.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

Overview

ZIM Corporation (“ZIM”, “Our” or “We”) is a provider of internet TV programming (also referred to as IPTV), mobile messaging and data services.  We focus on applying technology to offer consumers entertainment through the Internet or through the mobile phone. We also have a database product known as Zim IDE that is used by companies in the management of information databases.

We are a corporation formed under the laws of Canada on October 17, 2002 with our primary office in Ottawa, Canada. Our common stock is listed on the Over the Counter Bulletin Board under the symbol “ZIMCF.”

IPTV

In the second quarter of fiscal 2007, we began to explore opportunities and develop relationships within the Internet TV space, as a step towards being able to offer quality TV on cell phones.

Specifically during the quarter ended September 30, 2006, we entered into a partnership with PPLive of China, a peer to peer (P2P) Internet TV portal.  During the quarter ended December 31, 2006, we began offering a P2P Internet TV site, www.zimtv.biz. Through a user friendly interface on ZIMTV, consumers can watch free and/or pay per view channels containing sports, movies, television, news, animation and educational video content. As we are in the process of building customers, we have allowed customers free trial subscriptions for the premium channels as well.  As a result we have not generated any revenue from consumers for our IPTV offering.  We charge content providers a fee for their channel. To date we have had approximately $7,400 in revenues from channel sales for our IPTV.

There is no guarantee that we will be able to successfully identify new opportunities in the industry or that we will be able to generate sufficient revenue from either the PPLive relationship or ZIMTV.

MOBILE

Our business strategy previously involved designing mobile data software products to take advantage of the existing wireless data network infrastructure known as SMS. SMS, mobile messaging, or text messaging, as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices.  The expertise we gained in the SMS infrastructure and network allowed us to expand into the aggregation of SMS messages in 2004.  Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM continues to provide an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our mobile content customers. Our research and development expense related to our mobile business is described on page 21.

During the year ended March 31, 2006, it became apparent that the SMS aggregation market was becoming consolidated, which made it increasingly difficult for us to compete.  We noticed a downward trend in sales of aggregation services by the end of the third quarter and decided to expand our product and service offerings.  Effective April 1, 2006 we acquired Advanced Internet Inc. (“AIS”), from Advanced Telecom Services (“ATS”).  AIS owns and operates two internet mobile content sites known as www.ringingphone.com and www.monstertones.com.  As a mobile content provider, we sell ring tones and wallpaper (or pictures) for cell phone users to download.  Consumers can order these services through the web site or through their mobile phones on a monthly subscription basis or per-message basis.

As with aggregation services, the market for mobile content is growing increasingly competitive and we do not foresee our ability to grow our mobile content business.  Accordingly, our Board of Directors is reviewing the alternatives for maximizing value from this business.

SOFTWARE

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

The Zim IDE software has been used to develop database applications that have been deployed in a wide range of industries, including finance, marketing, human resources, information and records management. Applications built with the Zim IDE will also fully access most other major databases such as Oracle and SQL Server.

COMPETITION

ZIM operates primarily in the mobile and IPTV industry, as an aggregator and a mobile content provider.  Competitors include mobile application providers, mobile application aggregators, entertainment and other digital media companies, and the mobile operators themselves, as they also offer mobile content directly to their end users.

All these industries are highly competitive and rapidly changing due to the nature of the growing market. We have many competitors in the industry, including Joost, WIN PLC, MBlox and Mobile365 in aggregation and Verisign, which owns Jamster and Monstermob in mobile content. These competitors may have certain competitive advantages over us, including but not limited to:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	greater global brand recognition; and

•	larger customer bases.

We compete within the aggregation market primarily for volume of traffic and strategic relationships.  Since the mobile content market is aimed at consumer, rather than business customers, we compete in the mobile content market for subscribers and for the quality of the content in our offering.

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

CUSTOMERS

As of March 31, 2007, we had over 340 customers in over 9 countries.  One customer, SIT Consulting Ltd, accounted for approximately 18% of our revenues for the year ended March 31, 2006.  No customers had over 10% of revenue for the year ended March 31, 2007.

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

EMPLOYEES

As at March 31, 2007, we had 20 full-time employees, with 11 employees in selling, general and administration and 9 employees in technical areas including technical support and research and development. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

Of these employees, 17 are based in Ottawa, Canada; three are in Sao Paolo, Brazil.

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

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	Offer competitive pricing for our services;
•	Offer new and innovative mobile content;
•	Offer new and innovative IPTV content;
•	Maintain our current relationships and develop new strategic relationships with content providers, mobile content designers and mobile operators;
•	Attract and retain qualified employees; and
•	Upgrade our technology infrastructure to manage increased messaging demands and trends.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition and requirements for additional funding. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm to our audited consolidated financial statements for the year ended March 31, 2007 include an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

THE LOSS OF FINANCING FROM DR. MICHAEL COWPLAND WOULD HAVE A SIGNIFICANTLY ADVERSE IMPACT ON OUR ABILITY TO CONTINUE IN BUSINESS.

We depend on Dr. Cowpland’s ability to, and practice of, funding our cash requirements from time to time. For example, since April 2002, Dr. Cowpland and a holding company owned by his spouse have provided financing of approximately $6.8 million to us.  However, there can be no assurance that either of them will continue to do so.  We have no alternative source of financing reasonably available to us, so the loss of this financing would have a significant adverse effect.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OF OUR BUSINESS OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS, FINANCIAL CONDITION AND PROSPECTS.

If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or suspend certain of our business operations, which could have a material adverse effect on our business relationships, financial results, financial condition and prospects. We anticipate that our cash at March 31, 2007 of $441,637, along with cash generated from operations, will not be sufficient to meet our present operating and capital expenditures through to September 30, 2007.  We will require substantially more funds to continue and expand our business operations.

ZIM EXPECTS TO INCUR OPERATING LOSSES FOR A MINIMUM OF THE NEXT TWELVE MONTHS. SUCH LOSSES WILL DIRECTLY AFFECT OUR REQUIREMENTS FOR ADDITIONAL FUNDS AND ABILITY TO CONTINUE AS A GOING CONCERN.

Our anticipated requirements for additional funds are based, in large part, upon our expectation that we will incur operating losses for the next twelve months. The extent to which these anticipated losses are actually incurred will directly affect our need for additional capital and ability to continue as a going concern. If the shortfall between the revenues generated and our operating expenses for the next twelve months is greater than the operating losses which are already expected, our need to secure additional funds is likely to increase accordingly and further adversely affect our ability to continue as a going concern. Moreover, we cannot assure that actual operating losses will not exceed management's current expectations. These anticipated operating losses are due in part to anticipated costs in the attaining of content for our IPTV offering and our inability to increase the number of subscribers.

WE HAVE CONTRACTED WITH THIRD PARTIES TO PROVIDE MOBILE CONTENT FOR OUR ACQUIRED INTERNET PORTALS AND WE MAY LOSE USERS AND REVENUE IF THESE ARRANGEMENTS ARE TERMINATED.

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

WE MAY EXPERIENCE DIFFICULTIES ACCURATELY FORECASTING OUR OPERATING RESULTS, THEREBY MAKING OUR BUSINESS OPERATIONS MORE DIFFICULT TO SUSTAIN.

Due to our limited operating history in the mobile content space and the IPTV space, we may not be able to accurately forecast our future operating results. If our gross margins from our operations fall materially short of estimated expenses, our business operations will become more difficult to sustain since we will then have to reduce our spending and/or raise additional capital over and above any current capital raising plans. It may not be possible for us to accomplish either task in a timely manner, or at all, in which event we would have to curtail or suspend certain or all of our business operations. Any action to such effect is likely to have a material adverse effect on our business relationships, financial results, financial condition and prospects.

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

WE MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO TECHNOLOGICAL CHANGE AND CHANGING CUSTOMER REQUIREMENTS, THEREBY LOSING SALES.

If we are unable to adapt to the rapid changes in technology and customer needs that are inherent to the mobile and IPTV industry, we may lose sales and fail to grow. In order to meet these rapid changes, we will have to effectively integrate new wireless and data technologies, continue to develop our technologies and technical expertise and respond to changing customer needs.

THE LOSS OF THE SERVICES OF DR. MICHAEL COWPLAND AND OTHER KEY PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS.

We currently depend heavily on the services of Dr. Michael Cowpland.  The loss of the services of Dr. Cowpland and other key personnel could affect our performance in a material and adverse way.

WE MAY NOT HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE FOR MARCH 31, 2008.

We may not have adequate internal control procedures in place for March 31, 2008, when we will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we are evaluating our internal control systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as of March 31, 2009 as required by Section 404 of the Sarbanes-Oxley Act. Throughout this process, we will incur additional expenses and use of management's time. If we still have material weaknesses in our internal controls at March 31, 2008, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our shares.  An additional risk factor is our material weaknesses in existence as at March 31, 2007.

OUR STRATEGIC DIRECTION IS EVOLVING, WHICH COULD NEGATIVELY AFFECT OUR FUTURE RESULTS.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our offerings and market focus. Prior to 2004, we focused on developing SMS products, in 2004 through to fiscal 2007 we focused on our SMS aggregation services.  For fiscal 2007, we focused on offering mobile content and IPTV. We continue to evaluate opportunities and alternative strategies in a rapidly evolving market. We plan to leverage our intellectual capital, core technologies and other business assets to focus on new strategic directions and attempt to maximize shareholder value.

Changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

WE OPERATE IN NEW AND RAPIDLY EVOLVING MARKETS, AND OUR BUSINESS MODEL CONTINUES TO EVOLVE, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our IPTV is in a new industry that has undergone rapid and dramatic changes in its short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to attract and retain unique and sought after content; to control expenditures and to respond quickly and appropriately to industry developments, including rapid technological change; changes in customer requirements; and new products introduced into our markets by our competitors.  If we do not effectively address the risks we face, we may not achieve profitability.

WE DEPEND ON THIRD PARTIES FOR CONTENT, BOTH FOR OUR MOBILE CONTENT SITE AND OUR IPTV SITE, AND THE LOSS OF ACCESS TO OR INCREASED COST OF THIS CONTENT COULD CAUSE US TO REDUCE OUR PRODUCT OFFERINGS TO CUSTOMERS AND COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

AIS has the right to acquire content from numerous third-party content providers, and our future success with AIS is highly dependent upon our ability to maintain these relationships and enter into new relationships with other content providers.

ZIM is in the process of developing relationships with content providers for our IPTV site.

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

IF WE ARE UNABLE TO MANAGE THE INTEGRATION OF ANY ACQUIRED BUSINESSES, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

INTENSE COMPETITION IN THE MOBILE AND IPTV MARKET COULD PREVENT US FROM INCREASING SUBSCRIPTIONS FOR OUR SERVICES OR CAUSE US TO LOSE MARKET SHARE.

Our future business model depends on our ability to sell our content offering in an extremely competitive and rapidly changing market. Our competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended March 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

"Bid" and "asked" offers for our common shares are quoted on the Over-the-Counter Bulletin Board ("OTCBB"). Our common shares have been quoted on the OTCBB under the symbol "ZIMCF" since October 16, 2003. The following table shows the high and low bid prices of our common shares for the periods indicated as reported by the OTCBB. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

PERIOD	HIGH	LOW

2006 First quarter	$0.22	$0.15
2006 Second quarter	$0.18	$0.12
2006 Third quarter	$0.16	$0.06
2006 Fourth quarter	$0.11	$0.06
2007 First quarter	$0.07	$0.04
2007 Second quarter	$0.14	$0.02
2007 Third quarter	$0.12	$0.06
2007 Fourth quarter	$0.10	$0.04

Our common shares are thinly traded and, accordingly, reported sale prices may not represent a true market-based valuation of our common shares. As of June 8, 2007 there were approximately 1,000 record holders of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of securities for the quarter ended March 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

The following discussion includes information from the audited consolidated statements of operations for the years ended March 31, 2007 and 2006.  These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and is stated in US dollars.

OVERVIEW

ZIM Corporation (“ZIM”, “Our” or “We”) is a provider of Internet TV, mobile messaging and data services.  We use our technology and expertise to offer consumers entertainment on the mobile phone and the Internet. We also have a database product known as Zim IDE that is used by companies in the management of information databases.

Since 2004, we have focused on developing a business strategy to leverage the consumer’s use of their cell phone and the consumer’s demand for innovative content.  Originally we focused on SMS, or text messaging, expanding into mobile content effective April 1, 2006, when we acquired two mobile content internet sites, www.ringingphone.com and www.monstertones.com.  Also during this fiscal year, we expanded our offering to include content on the Internet – also referred to as IPTV.

OVERVIEW OF 2007 OPERATING RESULTS

The following is an overview of our operating results for the year ended March 31, 2007. A more detailed discussion of our operating results, comparing our operating results for the years ended March 31, 2007 and 2006, is included under the heading “Results of Operations for the Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006” of this “Management's Discussion and Analysis or Plan of Operation”.

Revenues for the year ended March 31, 2007 decreased to $2.2 million from $3.6 million for the year ended March 31, 2006.  Revenue from our mobile segment decreased from $2.4 million to $1.1 million.  The decrease is due to reduced aggregation traffic from our customer base.  Revenue from our software segment has decreased from $1.2 million for the year ended March 31, 2006 to $1.1 million for the year ended March 31, 2007.

Total operating expenses for the year ended March 31, 2007 were $4.4 million, a decrease of approximately $2.7 million from operating expenses of $7.1 million for the year ended March 31, 2006. The decrease was attributable to a decrease in costs of revenue relating to the decrease in revenues associated with SMS aggregation and operating costs.  Other differences include an impairment charge relating to the goodwill associated with the acquisition of EPL Communications and E-Promotions, in fiscal 2006, of approximately $2.1 million, with no corresponding amount in fiscal 2007.

CHANGE IN STRATEGIC DIRECTION

Due to the decrease in revenues from SMS aggregation services, we started exploring new opportunities both within the mobile industry and Internet TV.

On April 1, 2006, we acquired all of the outstanding capital stock of Advanced Internet, Inc. (“AIS”), from Advanced Telecom Services, Inc. (“ATS”), in exchange for 10,000,000 common shares of ZIM valued at 650,000, a non-interest bearing note repayable over 12 months to April 1, 2007 with a principal amount of $250,000, secured by a charge over all of our current and after-acquired assets, and an option to purchase an additional 500,000 of our common shares with an exercise price of $0.071 valued at $13,656.  The total purchase price was $951,434 including acquisition costs of $37,778. The assets of AIS include two internet portals that are currently offering mobile content to the end user.

To date we have not generated significant revenues within the IPTV space and have not been able to grow the mobile content business.  As a result, management of ZIM continues to explore alternative strategies and opportunities within both these industries to leverage the existing technology, relationships and expertise.  These may include joint ventures or sales of any or all of our assets related to either of these industries.

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

REVENUE RECOGNITION

Revenues shown in the financial statements included with this Report have been derived mainly from mobile content sales, SMS messaging services, SMS fee-based services, and proprietary software products and licenses.

Mobile content sales

Mobile content revenues are derived primarily from credit card purchases via the internet or through premium messaging.  Revenue from mobile content, ring tones or wallpapers, is recognized by delivery and acceptance of a download to the end users. We recognize revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d) the collection of the fees is reasonably assured.

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

For the year ended March 31, 2007, the Company recognized compensation expense for employees of $301,829 and consultants of $12,125. For the year ended March 31, 2006, the Company recognized compensation expense for employees of $NIL and consultants of $254,017. Further information about our accounting for stock-based compensation, including the assumptions we used, is set forth in the Notes to our Financial Statements included in Item 7 of this Form 10-KSB.  The Company does not have any non-vested awards as of March 31, 2007.

INTERNAL CONTROLS AND CORPORATE GOVERNANCE

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the timeliness and reliability of the information disclosed.  We have noted material weaknesses in our internal controls such as the adequacy of staffing and the review of supporting schedules, inadequate communication systems, inadequate segregation of duties, and a reliance of manual systems. Due to the size of our Company and the costs to remediate these issues, we still consider these concerns to be relevant.

We are continually addressing ways to implement improved internal controls over financial reporting.  During fiscal 2007, we directed our efforts towards hiring and training a controller for the finance team.  Although this resulted in significant improvements, the controller resigned by December 2006 and the position has not been refilled.  Further, the CFO of the Company resigned subsequent to the year end and is being replaced with the CEO until such time a suitable replacement can be found.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2007 COMPARED TO THE YEAR ENDED MARCH 31, 2006

REVENUES

	Year ended March 31, 2007	As a %	Year ended March 31, 2006	As a %
	$		$

Mobile content	494,809	23%	0	0%
Bulk SMS	359,679	16%	1,259,892	35%
Premium SMS	142,774	7%	922,785	26%
Other SMS services and products	112,110	5%	173,921	5%
Internet TV	7,368	0%	0	0%
	1,116,740	51%	2,356,598	66%

Software	152,093	7%	254,050	7%
Maintenance and consulting	926,351	42%	984,667	27%
	1,078,444	49%	1,238,717	34%

	2,195,184	100%	3,595,315	100%

Total revenues for the year ended March 31, 2007 were $2,195,184 as compared to $3,595,315 for the year ended March 31, 2006.  The decrease in revenues is due to the decrease in our sales of bulk and premium aggregation services together with other SMS services and products, a trend that we expect to continue in the 2008 fiscal year.  As a result, management is exploring strategic alternatives to maximize shareholder value from these assets.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two Internet portals offering mobile content. As previously mentioned, consumers are able to download ring tones and wallpapers directly from our Internet sites to their mobile phones.  Revenue from the sale of mobile content for this fiscal year was $494,809.  There is no comparable amount for the prior fiscal year.

BULK MESSAGING

Our bulk SMS messaging revenue decreased from $1,259,892 for the year ended March 31, 2006 to $359,679 for the year ended March 31, 2007. The decrease in bulk revenue is primarily a result of not offering a cost effective route for our customers. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route.  Different aggregators are able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators.  Due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future.  As a result, we expect to see further decreases in our bulk messaging revenue for fiscal 2008.

PREMIUM MESSAGING

Our premium SMS messaging revenue decreased from $922,785 for the year ended March 31, 2006 to $142,774 for the fiscal year ended March 31, 2007. The decrease in revenue was anticipated due to the results experienced in fiscal 2006.  We have reduced the number of customers and territories that we service. We expect to see further decreases in our revenue from aggregation services.

OTHER SMS SERVICES AND PRODUCTS

Our other SMS services revenue decreased from $173,921 for the year ended March 31, 2006 to $112,110 for the fiscal year ended March 31, 2007, primarily as a result of eliminating LBS service and our virtual mobile service. All other products and services are continuing; however we do not market these products and we do not consider them part of our core business.

INTERNET TV

During the quarter ended December 31, 2006, we began offering a P2P Internet TV site, www.zimtv.biz. Through a user friendly interface on ZIMTV, consumers can watch free and/or pay per view channels containing sports, movies, television, news, animation and educational video content. As we are in the process of building customers, we have allowed customers free trial subscriptions for the premium channels as well.  As a result we have not generated any revenue from consumers for our IPTV offering.  We charge content providers a fee for their channel. To date we have had approximately $7,400 in revenues from channel sales for our IPTV.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. As anticipated, software sales decreased from $254,050 for the year ended March 31, 2006 to $152,093 for the year ended March 31, 2007. The decrease is a result of our customer base continuing to wait for the release of a new version of the software. The market for database software has expanded substantially over the years and customers have migrated to other competitors that have larger market share. Management expects to see further deterioration of its customer base and as a result, further decreases in the sales of Zim IDE software.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. Maintenance revenues decreased from $984,667 for the year ended March 31, 2006, to $926,351 for the year ended March 31, 2007. Due to ZIM’s past presence in Brazil, approximately $754,000 of the maintenance revenue was generated in Brazil.

We will continue to put the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see growth in this segment, we are still committed to serving our existing customers.

EXPENSES

Operating expenses

	Year ended March 31, 2007	Year ended March 31, 2006
	$	$

Cost of revenue	928,818	1,975,641
Selling, general and administrative	2,156,049	2,475,299
Research and development	382,146	505,327
Amortization of intangible assets	972,209	2,984
Impairment of goodwill	-	2,133,197
Loss on disposal of property and equipment	-	10,929
	4,439,222	7,103,377

Operating expenses decreased from $7,103,377 for the year ended March 31, 2006 to $4,439,922 for the year ended March 31, 2007.

COST OF REVENUE

Included in the cost of revenue are costs related to the sale of Zim IDE and costs relating to SMS revenues.

	Year ended	Year ended
	March 31, 2007	March 31, 2006
	$	$
Mobile
Revenue	1,116,740	2,356,598
Cost of revenue	(766,468)	(1,770,338)
Gross margin	350,272	586,260

	31%	25%

Software
Revenue	1,078,444	1,238,717
Cost of revenue	(162,350)	(205,303)
Gross margin	916,094	1,033,414

	85%	83%

Gross margins for mobile segment increased from 25% to 31% for the year ended March 31, 2007 compared to fiscal 2006. The increase in margins is due to the change in the mix of mobile revenues.  For the current fiscal year, we introduced the sale of ring tones and wallpapers (mobile content), which have a higher margin than the mix of revenues in the prior year.

Gross margins for software, maintenance and consulting sales increased from 83% for the year ended March 31, 2006 to 85% for the year ended March 31, 2007.  Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the year ended March 31, 2007 and the year ended March 31, 2006 were $2,156,049 and $2,475,299 respectively. The decrease is primarily attributable to reduced occupancy costs, reduced staff base and reduced professional fees.

Management does expect to see some increased expenditures in fiscal 2008 as we prepare for compliance with Section 404 of Sarbanes-Oxley.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from $505,327 for the year ended March 31, 2006 to $382,146 for the year ended March 31, 2007.  The decrease in research relates to the reduction in staff and the change in focus to mobile content.  The technology for the mobile content platform was purchased and did not require significant research and development expenditures.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the year ended March 31, 2007 was $972,209, representing the intangible assets acquired in the acquisition of AIS.

Amortization of intangibles for the year ended March 31, 2006 was $2,984, representing the balance of the unamortized portion of the customer list acquired in the Brazil acquisition.

IMPAIRMENT CHARGES

We recorded non-cash impairment charge in fiscal 2006 relating to long-lived assets in the UK reporting unit.

The annual evaluation of the goodwill associated with our UK reporting unit was usually performed during the fourth quarter of each year. However due to negative trends in this reporting unit, we performed the impairment test in the third quarter.  We noted that revenues had decreased from the prior year and that we had been unable to generate significant new customers.  The goodwill associated with the reporting unit had been supported by our expectations that the related projected cash flows would grow.  With the decrease in revenues, the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows, resulting in a non-cash impairment charge of $2,133,197.

LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

During the year ended March 31, 2006, we incurred a loss of $10,929 relating to the disposal of property and equipment.  There is no comparative amount for fiscal 2007.

INTEREST

For the years ended March 31, 2007 and 2006, we incurred interest expense on the debt held by our Chief Executive Officer and on our operating line of credit with the Royal Bank of Canada.  Both debts incur interest at prime plus 1.75% per annum.  Offsetting this interest expense was interest income received from the Canadian tax authority for our tax refund relating to prior years and interest income on our surplus cash held in Brazil.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil net of investment tax credits on research and development expenditures in Canada. The increase in income taxes recoverable is due to amounts received in the current fiscal year relating to prior years.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash of $441,637 and working capital of $93,105, as compared to cash, net of bank indebtedness, of $207,068 and working capital of $241,536 at March 31, 2006. This deterioration of financial position is principally a result of the decrease in revenues generated from our SMS services.

Cash flows for the fiscal periods were as follows:

	Year ended March 31, 2007	Year ended March 31, 2006
	$	$
Cash flows provided (used) in operating activities	198,143	(944,523)
Cash flows used in investing activities	(89,023)	(111,278)
Cash flows provided by financing activities	48,560	456,934

Operations provided $198,143 for the year ended March 31, 2007 as compared to using cash of $944,523 for the year ended March 31, 2006.  The increase in cash is because we received funds relating to investment tax credits in the first half of fiscal 2007 that related to prior years.

We used $89,023 and $111,278 of cash in investing activities during the years ended March 31, 2007 and 2006 respectively.  These amounts were used for purchasing miscellaneous office equipment and furniture and for the acquisition of AIS in this fiscal year.  We used $39,399 to acquire AIS.  Included in this amount are legal and miscellaneous fees.  The balance of the AIS acquisition was funded through a one year note payable for $250,000, 10 million common shares priced at $0.065, and 500,000 stock options valued at $13,747.  At March 31, 2007, this note was paid in full.

In fiscal 2007, we increased cash from financing activities by $48,560 as a result of $4,800 from stock option exercises, $43,305 from the line of credit from the Chief Executive Officer and a private placement in June 2006. On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,193.  Each unit consists of one common share and one common share purchase warrant.  Each warrant may be exercised at any time prior to September 30, 2007. Of these units, 18,024,591 were purchased by the Company’s Chief Executive Officer.

In fiscal 2006, we increased cash by $456,934 as a result of $7,429 from stock option exercises, $419,538 from the line of credit from the Chief Executive Officer and $29,967 from a line of credit with the Royal Bank of Canada.  We issued 43,700 common shares upon exercise of options.

Accounts receivable decreased from $1,301,647, as at March 31, 2006 to $315,875 as at March 31, 2007. This change is a result of the decrease in revenues during the year relating to SMS messaging traffic. In addition, in fiscal 2007 more of our revenue was directly with the end user, who pays for the content at the time of the transaction, and as a result, no receivable amount is established. The decrease in accounts receivables is offset by the decrease in our accounts payable.  The decrease in accounts payable relates to the reduction in revenue share payments due to the content providers.  With our new mobile content offering, we own the rights to the content and as a result, we do not have a revenue share structure.

Credit terms for software, maintenance and consulting services have remained consistent from prior periods at 30 days.

As at March 31, 2007, approximately 43% of all related receivables are current.  As at March 31, 2006, 42% of all receivables were current.

ZIM will need an estimated $1,800,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. The Company has access to a line of credit for approximately $385,000 from its Chief Executive Officer and a working capital line from its principal banker for approximately $43,000. In addition, there was a cash balance of $441,637 at March 31, 2007.  Management does not believe that these funds will be able to fund existing operations for the next six months, and there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone will not allow for any additional expenditures or growth.  ZIM has sought additional third party financing but has not received any commitments from any party to provide additional financing.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success we have in changing our strategic direction as well as our ability to maintain business in existing operations and our ability to raise additional financing. Accordingly, there can be no assurance that we will be able to meet our working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2007 indicated that there was substantial doubt regarding our ability to continue as a going concern.

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

The Company has the following lease commitments relating to facilities:

$
2008	62,987
2009	62,779
2010	59,594
2011	34,763
2012	-
220,123

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements as of March 31, 2007.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of ZIM Corporation

We have audited the accompanying consolidated balance sheets of ZIM Corporation and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZIM Corporation and subsidiaries as of March 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $1,936,187 and provided $198,143 of cash from operations, during the year ended March 31, 2007. The Company also has generated negative cash flows from operations during each of the previous five years. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP
---------------------------------------------
Raymond Chabot Grant Thornton LLP

Ottawa, Canada
June 21, 2007

ZIM Corporation
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended March 31, 2007	Year ended March 31, 2006
	$	$
Revenue
Mobile	1,116,740	2,356,598
Software	1,078,444	1,238,717

Total revenue	2,195,184	3,595,315

Operating expenses
Cost of revenue	928,818	1,975,641
Selling, general and administrative	2,156,049	2,475,299
Research and development	382,146	505,327
Amortization of intangible assets	972,209	2,984
Impairment of goodwill	–	2,133,197
Loss on disposal of property and equipment	–	10,929

Total operating expenses	4,439,222	7,103,377

Loss from operations	(2,244,038)	(3,508,062)

Other income:
Interest income, net	5,296	5,510

Loss before income taxes	(2,238,742)	(3,502,552)
Income tax benefit	302,555	114,059

Net loss	(1,936,187)	(3,388,493)

Basic and diluted loss per share	(0.023)	(0.057)

Weighted average number of shares outstanding	83,376,475	59,560,139

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation
Consolidated Statements of Shareholders' Equity
(Expressed in US dollars)

	Number of common shares issued and outstanding	Common shares	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
		$	$	$	$	$

Balance as at March 31, 2005	59,517,869	17,651,006	1,875,381	(16,213,680)	91,783	3,404,490

Shares issued through the exercise of options	43,700	7,429				7,429
Stock options granted to non-employees			254,017			254,017

Comprehensive loss
Net loss				(3,388,493)
Cumulative translation adjustment					179,577
Total comprehensive loss						(3,208,916)
Balance as at March 31, 2006	59,561,569	17,658,435	2,129,398	(19,602,173)	271,360	457,020

Shares issued through the exercise of options	135,000	4,800				4,800
Shares issued through private placements	18,365,386	734,615				734,615

Shares issued through private placement for a business acquisition	10,000,000	650,000				650,000
Stock options granted			326,154			326,154

Comprehensive loss
Net loss				(1,936,187)
Cumulative translation adjustment					32,527
Total comprehensive loss						(1,903,000)
Balance as at March 31, 2007	88,061,955	19,047,850	2,455,552	(21,538,360)	303,887	268,929

The accompanying notes are an integral part of the consolidated financial statements.

ZIM Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended March 31, 2007	Year ended March 31, 2006
	$	$
OPERATING ACTIVITIES
Net loss	(1,936,187)	(3,388,493)
Items not involving cash:
Depreciation of property and equipment	100,242	99,786
Amortization of intangible assets	972,209	2,984
Impairment of goodwill	–	2,133,197
Interest accrued	563	10,722
Loss on disposal of property and equipment	–	10,929
Stock-based compensation	313,954	254,017
Changes in operating working capital, net of effect from acquisition:
Decrease (increase) in accounts receivable	1,014,805	941,982
Decrease (increase) in investment tax credits receivable	266,643	121,806
Decrease (increase) in prepaid expenses	(3,680)	42,387
Increase in acquisition expenses	–	(37,524)
Increase (decrease) in accounts payable	(327,339)	(587,354)
Decrease in accrued liabilities	(218,233)	(495,821)
Decrease in deferred revenue	15,166	(53,141)
Cash flows provided by (used in) operating activities	198,143	(944,523)
INVESTING ACTIVITIES
Purchase of property and equipment	(49,624)	(111,278)
Business acquisition, net of cash received	(37,778)	–
Cash flows used in investing activities	(87,402)	(111,278)
FINANCING ACTIVITIES
Proceeds from the exercise of options	4,800	7,429
Repayment of note payable	(250,000)	–
Proceeds from shares issued through a private placement	280,422	–
Proceeds (payments to) from bank indebtedness	(29,967)	29,967
Proceeds from related parties	43,305	419,538
Cash flows provided by financing activities	48,560	456,934
Effect of changes in exchange rates on cash	45,301	98,014
Decrease in cash	204,602	(500,853)
Cash, beginning of year	237,035	737,888
Cash, end of year	441,637	237,035
Supplemental cash flow disclosure
Interest paid	8,721	10,555
Income taxes paid	77,968	74,240

The accompanying notes are an integral part of these consolidated financial statements.
Non-Cash Financing Activities:
In connection with the Company’s acquisition of Advanced Internet Inc. during fiscal year 2007, the Company issued 10 million common shares, valued at $650,000, 500,000 stock options valued at $13,656 and issued a $250,000 note payable.    In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt of $435,757 and cumulative interest of $18,437 into equity.

ZIM Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2007	2006
	$	$
ASSETS
Current assets
Cash	441,637	237,035
Accounts receivable, net	315,875	1,301,647
Investment tax credits receivable	149,512	407,766
Acquisition costs	–	37,847
Prepaid expenses	63,620	59,305
	970,644	2,043,600
Property and equipment, net	230,291	280,909
	1,200,935	2,324,509
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	–	29,967
Accounts payable	296,958	612,703
Accrued liabilities	195,615	406,145
Deferred revenue	341,681	322,989
Due to a shareholder	43,305	430,260
	877,559	1,802,064
Deferred rent	54,447	65,425

Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value, non-cumulative
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2007 and 2006.	-	-
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; or (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2007 and 2006.	-	-
Common shares, no par value,
unlimited authorized shares issued and outstanding 88,061,955 shares as at March 31, 2007 and 59,561,569 shares as at March 31, 2006.	19,047,850	17,658,435
Additional paid-in capital	2,455,552	2,129,398
Accumulated deficit	(21,538,360)	(19,602,173)
Accumulated other comprehensive income	303,887	271,360
	268,929	457,020
	1,200,935	2,324,509

The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

1 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM Corporation ("ZIM" or the "Company") is a provider of mobile applications and database services.  Prior to entering the SMS (Short Message Service) or mobile messaging industry, ZIM was recognized as the developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). During the year ended March 31, 2006, EPL was dissolved and all operations were transferred to ZIM Corporation in Canada. ZIM is also the sole shareholder of ZIM Technologies do Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation. On April 1, 2006, ZIM purchased a US-based mobile content company called Advanced Internet Inc. (“AIS”).

BUSINESS OF THE COMPANY

ZIM started operations as a developer and provider of database software known as Zim IDE software.  Zim IDE is used by companies in the design, development, and management of information databases and mission critical applications.  The Company continues to provide this software to its client base.

Beginning in 2001, the Company expanded its business strategy to include opportunities associated with mobile products.  Prior to this fiscal year, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging.  Although SMS will continue to provide revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users and to providing TV over the Internet, or IPTV.  With the acquisition of AIS, the Company commenced offering mobile content directly to end users.  During the three months ended December 31, 2006, the Company began to explore opportunities within the Internet TV industry; however as at March 31, 2007, less than $10,000 in revenue has been generated from this line of business.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

GOING CONCERN

The Company has incurred a net loss of $1,936,187 during the year ended March 31, 2007. The Company generated positive cash flows from operations of $187,846 for the year ended March 31, 2007 but has generated negative cash flows from operations during each of the prior five years.

At March 31, 2007, ZIM had cash, with no bank indebtedness, of $441,637 and working capital of $93,085, as compared to cash, net of bank indebtedness of $207,068 and working capital of $241,536 at March 31, 2006. After factoring the losses for the current fiscal year, the improvement in cash is principally a result of a private placement on June 30, 2006, discussed in Note 7, and the receipt of outstanding amounts receivable and investment tax credits.

ZIM will need an estimated $1,800,000 in financing in order to fund operating losses and other working capital requirements for the next 12 months. The Company has access to a line of credit for approximately $385,000 from its Chief Executive Officer and a working capital line from its principal banker for approximately $43,000. In addition, there was a cash balance of $441,637 at March 31, 2007.  Management does not believe that these funds will be able to fund existing operations for the next six months, and there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone will not allow for any additional expenditures or growth.  ZIM has not received any commitments from any party to provide additional financing.

All of the factors above raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address these issues by continuing to obtain advances from related parties and, if necessary, renegotiating the repayment terms of accounts payable and accrued liabilities. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and/or results of operations and may necessitate a reduction in operating activities.

In the longer term, the Company has to generate the level of sales that would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. The Company's future capital requirements will depend on many factors, including, but not limited to, the ability to expand its product offering or services, the ability to attract and retain new customers, the market acceptance of its product offering or services, the level of its promotional activities and advertising required to support its activities. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

The consolidated financial statements have been prepared on the basis of the going concern assumption, i.e., assuming the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.  The carrying amounts of assets, liabilities, revenues and expenses presented in the financial statements and the balance sheet classification have not been adjusted as would be required if the going concern assumption were not appropriate.

2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") applied on a consistent basis.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

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

Revenue by product in each of the segments is as follows:

	Mobile Revenue		Software Revenue
	Aggregation Services	Mobile Content Portals	Software	Maintenance and Consulting	Total Revenues
2006	614,563	502,177	152,093	926,351	2,195,184
2005	2,356,598	-	254,050	984,667	3,595,315

MOBILE REVENUE RECOGNITION

Revenues from our mobile segment are derived principally from providing aggregation services and from our mobile content portals.

Aggregation services.  Aggregation services occur when ZIM sends messages from its customers through mobile operators to end users on their cell phones. In this situation, the Company contracts with its customers that cannot connect directly to the mobile operators and with the third party mobile operators or other aggregators directly for the transmission of the messages. Net revenues are recognized in the month in which the service is performed, provided no significant ZIM obligations remain. We rely on a number of mobile network operators and other aggregators globally to deliver our services. Generally, (i) within 15 to 45 days after the end of each month, ZIM receives a statement from each of the operators or aggregators confirming the amount of charges billed to that operator's mobile phone users and (ii) within 30 to 90 days after delivering a monthly statement, each operator or aggregator remits the fees for the month to ZIM. ZIM arranges to pay the mobile content provider a set amount per message under a revenue share arrangement.  ZIM nets this revenue share fee against the revenue it receives from the mobile operators.

Revenues are recorded on a net basis as the mobile content provider is the primary obligor in the transaction as they manage and market the content, which we then distribute.  Our role within the transaction is limited to providing transportation and a billing mechanism for the mobile content provider.

Mobile content portals On April 1, 2006 we acquired two internet portals offering mobile content (see Note 3).  Consumers are able to download ring tones and wallpapers directly from our internet sites to their mobile phones.  The majority of consumers choose to pay for the content with their credit card with the balance of consumers paying through the use of a premium message.  If they use a premium message to pay for their content, the charge is paid on their cell phone bill.

Revenues from all sales are recorded on a gross basis as we manage and market the content we distribute. Revenue on mobile content is recognized at the point of sale, when the customer purchases content from the websites.

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

Under SOP 97-2, revenue is recognized when the following four criteria have been met:

➢	persuasive evidence of an arrangement exists;
➢	delivery has occurred;
➢	the fee is fixed and determinable; and
➢	collectibility is probable.

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
(EXPRESSED IN US DOLLARS)

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs amounted to $26,120 for the year ended March 31, 2007 ($32,099 for the year ended March 31, 2006).

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

The accounts of the Company's subsidiaries that are recorded in the Company's functional currency, the Canadian dollar, translate their foreign currency transactions as follows: gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency, are translated at the weighted average exchange rates for the period and are included in the statement of operations of the current period. For the year ended March 31, 2007 and 2006, the Company recognized a foreign exchange gain of $22,307 and a foreign exchange loss of $53,008 respectively in the accompanying consolidated statements of operations.

The translation of the Company's financial statements from the functional currency to its reporting currency is performed as follows: All assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date. Equity transactions are translated at the exchange rate in effect at the date of the transaction. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income in shareholders' equity.

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

STOCK OPTIONS

Through March 31, 2006, the Company accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we did not record any compensation expense as stock options granted were priced at the fair market value of our stock at the date of grant.

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For the year ended March 31, 2007, the Company recognized compensation expense for employees of $301,829 and consultants of $12,125. For the year ended March 31, 2006, the Company recognized compensation expense for employees of $NIL and consultants of $254,017. The Company does not have any non-vested awards as of March 31, 2007.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

Under the intrinsic method of accounting, compensation expense had not been recognized in the prior period statements of operations. The following table illustrates the effect on net loss and net loss per share if ZIM had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the year ended March 31, 2006:

Year ended March 31, 2006

$

Net loss, as reported	(3,388,493)

Stock-based employee compensation income (expense) included in net loss	-
Stock-based employee compensation expense determined under fair value based method for all awards	(161,673)

Net loss, pro forma	(3,550,166)

Basic and diluted net loss per share:
As reported, basic and diluted	(0.06)

Pro forma, basic and diluted	(0.06)

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

	Year ended March 31, 2007	Year ended March 31, 2006

Risk-free interest rates	5.00%	4.50%
Expected volatility	80%	80%
Dividend yield	-	-
Expected life of options (years)	2.0	2.0

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

LONG-LIVED ASSETS

Long-lived assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired.  Financial Accounting Standards Board Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires that, whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, the FAS 144 requires that assets deemed impaired be written down to their estimated fair value through a charge to earnings.  FAS 144 states that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information.  Under the provisions of FAS 144, the Company reviewed its long-lived assets for impairment to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows.  No impairment was noted during this review.

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

On April 1, 2006, ZIM acquired intangible assets in connection with the acquisition of AIS.  Given the nature of the intangible assets acquired, ZIM applied both the cost approach and the income approach to the valuation of the assets.  The customer list was valued using the income approach.  The projected income was based upon the most likely future revenue generated by the existing customer base, as estimated by management.  The core technology and the corporate relationships were valued using the cost approach.  The fair value of these assets was determined by measuring the current cost to purchase or reproduce the asset.  All the intangible assets acquired were fully amortized at March 31, 2007.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142. SFAS No. 142 requires intangible assets to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS No. 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. The Company performs an impairment test on intangible assets each year to determine if possible impairment has occurred.  No impairment was noted during this review.

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

We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Based on negative trends in our results relating to EPL during the fiscal year ended March 31, 2006, and in the industry at large, ZIM performed an impairment review in the third quarter of fiscal 2006 to determine if the recorded goodwill relating to EPL was impaired. Our impairment review compares the fair value of EPL to their respective carrying values, including the goodwill related to these reporting units. An impairment was noted during the March 31, 2006 review on the EPL business.

OTHER

Other than the compensation expense recorded for options granted to the chief executive officer, no remuneration has been recorded in these financial statements for the services of the Chief Executive Officer who represents the controlling shareholder.

3 - ACQUISITION OF ADVANCED INTERNET INC.

Effective April 1, 2006, ZIM acquired all of the issued and outstanding common shares of Advanced Internet Inc. (“AIS”). AIS owns and operates two Internet mobile content sites and was part of ZIM’s move into offering mobile content. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations of AIS are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $951,434 included a note payable of $250,000, acquisition costs of $37,778, 500,000 stock options with a value of $13,656 and 10,000,000 common shares valued at $650,000.  The non-interest bearing note payable has a one-year term, with payments each month of $20,833.  The basis for the determination of the fair value of the common stock of $0.065 is the average daily closing price of the Company's common stock on the four days prior to and following the acquisition announcement date of April 1, 2006. 1,000,000 of the 10,000,000 common shares are held in escrow for one year.   The stock options were valued using the Black-Scholes method, expiring on March 31, 2009 with an option price of $0.071.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

	$	Useful lives (in months)

Working capital	10,000	N/A
Core technology	712,488	12
Customer list	67,449	5
Corporate relationships	161,497	12
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

4 - ACCOUNTS RECEIVABLE

	March 31, 2007	March 31, 2006
	$	$
Trade accounts receivable	287,537	1,216,395
Unbilled trade accounts receivable	25,401	73,728
Allowance for doubtful accounts	(9,319)	(43,711)
Other	12,238	55,235
	315,875	1,301,647

5 - PROPERTY AND EQUIPMENT
March 31, 2007	Cost	Accumulated depreciation	Net book value
	$	$	$

Computer equipment	902,243	820,272	81,971
Software	87,977	62,838	25,139
Office furniture and equipment	186,764	164,727	22,037
Voice communications equipment	5,157	1,272	3,885
Leasehold improvements	136,859	39,600	97,259

	1,319,000	1,088,709	230,291

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

March 31, 2006	Cost	Accumulated depreciation	Net book value
	$	$	$

Computer equipment	879,105	761,174	117,931
Software	57,823	54,443	3,380
Office furniture and equipment	183,034	149,735	33,299
Voice communications equipment	5,091	297	4,794
Leasehold improvements	133,972	12,467	121,505

	1,259,025	978,116	280,909

The Company reviewed its fixed assets for impairment at each year end to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows.  No assets were determined to be impaired.

6 - INTANGIBLE ASSETS
	Cost	Accumulated amortization	Net book value
	$	$	$

March 31, 2007
Customer list	68,355	(68,355)	-
Core technology	722,053	(722,053)	-
Customer relationships	163,664	(163,664)	-

	954,072	(954,072)	-
March 31, 2006	Cost	Accumulated amortization	Net book value
	$	$	$

Customer list	80,997	80,997	-

	80,997	80,997	-

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

7 - GOODWILL

EPL

Based on negative trends in our results and in the industry at large, ZIM performed an impairment review in the third quarter of the year ended March 31, 2006 to determine if the recorded goodwill associated with EPL was impaired. Our impairment review compared the fair value of EPL to their respective carrying values, including the goodwill related to these reporting units.

The impairment test indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows; this resulted in a $2,133,197 non-cash impairment charge for the year ended March 31, 2006. As of the date of the prior impairment test, March 31, 2005, ZIM anticipated significantly higher margins and increases in its revenue levels from prior years, based on its actual results in fiscal 2005, the industry trends and reviewing comparable companies. However, due to the saturation in the market, which ZIM was unable to predict at the time of the previous impairment test, ZIM has been unable to increase revenues, and in fact have experienced declines in revenue from the last fiscal year. At the time of the impairment, ZIM did not foresee achieving the growth targets anticipated for future years. In addition, the margins experienced continued to decline as the industry was becoming more competitive. Due to these factors, ZIM continues to offer its aggregation services but now focuses on new growth opportunities within the mobile and internet TV industries.

As a result of the decrease in revenues, the increased competition and our decision to focus on expanded areas of growth, ZIM determined that the goodwill acquired in the EPL acquisition was fully impaired in the year ended March 31, 2006.

8 – LINE OF CREDIT

In the first quarter of fiscal 2006, ZIM obtained a working capital line of credit for $250,000 from its principal banker.  The $250,000 revolving credit facility was secured by the Company’s assets and amounts drawn bear interest at the prime rate, as published by the Royal Bank of Canada, plus 1.75%.  At March 31, 2006, there was $220,033 available on the line of credit.  As at March 31, 2006, ZIM was in violation of certain covenants associated with the line of credit.  Specifically, ZIM had not maintained a ratio of current assets to current liabilities of not less than 1.1:1 or a tangible net worth of at least $750,000.

During fiscal 2007, this working capital line of credit was reduced to approximately $43,000. The $43,000 revolving credit facility is secured by the Company’s assets and amounts drawn bear interest at the prime rate, as published by the Royal Bank of Canada, plus 1.75%.  As at March 31, 2007, ZIM was in violation of certain covenants associated with the line of credit.  Specifically, ZIM had not maintained a net worth of at least $250,000.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

9 - ACCRUED LIABILITIES

	March 31, 2007	March 31, 2006
	$	$

Employee related accruals	52,376	59,214
Professional fees	75,594	177,762
Withholding tax accrual	16,019	11,094
Trade	51,057	156,857
Interest	569	-
Other	-	1,218
	195,615	406,145

10 - RELATED PARTY TRANSACTIONS

On June 30, 2006, ZIM’s Chief Executive Officer and controlling shareholder participated in a private placement of common shares, where he purchased 18,024,591 units through a cash investment of approximately $267,000 with the balance satisfied through the conversion of debt due to shareholder in the amount of $454,193.   In addition, the brother of the Chief Executive Officer purchased 90,795 units. The units were priced at $0.04 per unit, the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share. Each warrant may be exercised at $0.04 at any time prior to September 30, 2007.

DUE TO A SHAREHOLDER

On August 11, 2005, ZIM entered into a loan agreement with its CEO to make credit facility available to the Company. The credit facility is an unsecured revolving facility in the amount of approximately $428,100. All advances shall bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand.

As at March 31, 2006, the principal balance due to the Chief Executive Officer is $419,538 plus $10,722 of interest due. The balance at March 31, 2006 plus interest was converted to common shares, as described above.  As at March 31, 2007, the balance due to the Chief Executive Officer is comprised of a loan in the amount of $43,305.

11 - SHAREHOLDERS' EQUITY

Transactions for the periods include the following:

The Company issued 135,000 common shares for proceeds of $4,800 and 43,700 common shares for proceeds of $7,429 in the years ended March 31, 2007 and 2006, respectively, pursuant to the exercise of stock options by employees and non-employees.

On April 1, 2006, the Company issued 10,000,000 common shares valued at $650,000 in connection with the acquisition of Advanced Internet Inc., see Note 3.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at market value of $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,193.  Each unit consists of one common share and one common share purchase warrant.  Each warrant may be exercised at $0.04 at any time prior to September 30, 2007.

ADDITIONAL PAID IN CAPITAL

During the year ended March 31, 2007 the Company issued options to employees and non-employees, and as a result, additional paid in capital has been increased by $326,154. During the year ended March 31, 2006, the Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $254,017. The increase in additional paid in capital is the value associated with the vesting of options, which is recorded as compensation expenses in the statement of operations.

12 - STOCK OPTIONS

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at March 31, 2007, 21,243,743 (March 31, 2006, 21,874,371) options were outstanding under the Employee Stock Option Plan. In addition, 6,010,000 (March 31, 2006, 6,110,000) options were issued in prior periods outside of ZIM’s Employee Stock Option Plan.  Stock options are granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

 A summary of the status of the stock options is as follows:

	March 31, 2007		March 31, 2006
	Number of options outstanding	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
		$		$
Options outstanding, beginning of year	27,984,371	0.540	22,661,871	0.64
Granted	13,194,561	0.055	6,700,000	0.16
Exercised	(135,000)	0.036	(43,700)	0.17
Expired	(13,790,189)	0.752	(1,333,800)	0.48
Options outstanding, end of year	27,253,743	0.200	27,984,371	0.54

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The following table represents a summary of the options outstanding as at March 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2007	Weighted average exercise price
$		Years	$		$

0.024-0.050	10,292,493	2.63	0.05	10,292,493	0.05
0.065-0.090	3,822,068	2.26	0.08	3,822,068	0.08
0.130-0.170	3,155,000	1.19	0.16	3,155,000	0.16
0.200-0.290	4,075,000	1.11	0.20	4,075,000	0.20
0.310-0.380	1,976,666	0.25	0.36	1,976,666	0.36
0.410-0.530	1,135,000	0.17	0.48	1,135,000	0.48
0.690-0.800	2,797,516	0.06	0.06	2,797,516	0.06

	27,253,743	1.64	0.20	27,253,743	0.20

EMPLOYEE AND NON-EMPLOYEE OPTIONS

During the year ended March 31, 2007, 12,244,561 (March 31, 2006 – 2,890,000) options were granted to employees.

During the year ended March 31, 2007, 950,000 (March 31, 2006 - 3,810,000) options were granted to non-employees.

No options were granted with exercise prices below the market price on the respective grant dates during the year ended March 31, 2007. Of the 3,810,000 options granted to non-employees in the year ended March 31, 2006, no options were granted below market and 3,600,000 were granted at $0.20, when the market price was $0.17.

During the years ended March 31, 2007 and March 31, 2006 certain employees were terminated and are no longer providing any substantive services to ZIM. Under their termination agreements, their option grants were modified and the options were retained and extended to their original term.

The compensation expense recorded due to the modification of terminated employees’ options in the years ended March 31, 2007 and March 31, 2006 was NIL, as all modified options had no intrinsic value.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

WARRANTS

As at March 31, 2007, 19,515,392 (March 31, 2006, 1,150,006) warrants were outstanding.   Warrants were issued to investors in June 2006 and January 2004 as part of private placements.  The warrants issued in June 2006 are priced at $0.04 and expire September 30, 2007.  The warrants issued for the January 2004 private placement expire on May 30, 2008 and have an exercise price of $0.20.  Each warrant entitles the holder to purchase one common share of ZIM at a price of $0.04.  During the fiscal year ended March 31, 2006, 8,065,686 warrants expired.  No warrants have been exercised.

13- INTEREST

	Year ended March 31, 2007	Year ended March 31, 2006
	$	$

Interest expense	15,569	21,401
Interest income	(20,865)	(26,911)
Total	(5,296)	(5,510)

14 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows:

	Year ended March 31, 2007	Year ended March 31, 2006

Tax Rate, comprised of a federal rate of 22.12% and a provincial rate of 14%	36.12%	36.12%

Expected Canadian Income Tax Recovery	(699,351)	(1,265,122)
Adjustment due to application of Small Business Deduction	338,833	612,947
Change in valuation allowance for originating temporary differences and losses available for carry forward	358,208	639,441
Difference between Canadian and foreign tax rates	21,658	14,480
Other	16,358	72,641
Refundable tax credits	(338,261)	(188,446)
	(302,555)	(114,059)

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

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

Income tax recoveries of $302,555 and $114,059 for the years ended March 31, 2007 and 2006 respectively relate to refundable income tax credits receivable, partially offset by income taxes paid by the Company's Brazilian subsidiary.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	March 31, 2007	March 31, 2006
	$	$
Temporary differences
Losses available for carry forward	1,720,553	1,754,778
Property and equipment - differences in net book value and unamortized capital cost	116,174	113,701
Intangible assets - differences in net book value and tax basis	288,355	149,419
Unused scientific research and experimental development amounts deductible	858,728	815,551
Gross deferred tax asset	2,983,810	2,833,449
Valuation allowance	(2,983,810)	(2,833,449)
Net deferred tax asset	-	-

The Company has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:
	Federal	Provincial
	$	$

2008	2,837,325	2,837,325
2009	1,652,856	1,652,856
2010	637,732	637,732
2014	1,340,587	1,340,587
2015	1,420,008	1,420,008
thereafter	1,224,525	1,224,525
	9,113,033	9,113,033

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

As at March 31, 2007, the Company had accumulated unclaimed federal and provincial scientific research and experimental development deductions of approximately $2,513,615 and $3,541,041 respectively ($2,413,521 and $3,427,542 in 2006). This amount can be carried forward indefinitely to reduce income taxes payable in future years.

The Company has federal scientific research and experimental development credits available to reduce income taxes in Canada which expire in the following years:

2008	1,571
2009	1,183
2010	6,375
2011	-
2012	15,657
Thereafter	318,413
343,199

For the year ended March 31, 2007, the Company recorded an amount of $188,444 of investment tax credits ($142,550 for the year ended March 31, 2006).

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	March 31, 2007	March 31, 2006

Stock options	510,843	-
Warrants	-	-

Total options outstanding at March 31, 2007 and 2006 were 27,253,743 and 27,984,371 respectively. Total warrants outstanding at March 31, 2007 and 2006 were 19,515,392 and 1,150,006 respectively.

16 - FINANCIAL INSTRUMENTS

RISK MANAGEMENT ACTIVITIES

The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

FOREIGN EXCHANGE RISK MANAGEMENT

Cash includes the following amounts in their source currency:

	March 31, 2007	March 31, 2006

Canadian dollars	25,235	-
US dollars	95,138	10,010
Brazilian reals	551,389	390,573
British pounds	9,326	22,639
Euros	18,255	9,347

Accounts receivable include the following amounts receivable in their source currency:

	March 31, 2007	March 31, 2006

Canadian dollars	60,744	588,206
US dollars	39,843	5,709
Brazilian reals	288,057	340,150
British pounds	8,401	260,670
Euros	37,414	150,746

 Accounts payable include the following amounts payable in their source currency:

	March 31, 2007	March 31, 2006

Canadian dollars	92,264	343,439
US dollars	29,427	9,857
Brazilian reals	23,594	24,688
British pounds	42,496	132,921
Euros	68,859	57,424

Accrued liabilities include the following accruals in their source currency:

	March 31, 2007	March 31, 2006

Canadian dollars	146,885	280,312
US dollars	20,876	-
Brazilian reals	26,127	15,846
British pounds	1,727	109,987

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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

	March 31, 2007	March 31, 2006

Canada	22%	37%
North and South America, excluding Canada	12%	17%
Great Britain	1%	28%
Europe, excluding Great Britain	17%	11%
Other	48%	7%
	100%	100%

FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, line of credit, accounts payable, accrued liabilities and due to shareholder approximate their fair value due to the relatively short periods to maturity of the instruments.

17 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has the following lease commitments relating to facilities:

$
2008	62,987
2009	62,779
2010	59,594
2011	34,763
2012	-
220,123

For the year ended March 31, 2007, rent expense was $58,973 ($239,867 for the year ended March 31, 2006).

OTHER

The Company is committed to pay an arm's length third party $75,000 upon the listing of ZIM Corporation’s common shares on a national securities exchange.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

18.  SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: mobile applications and enterprise software. Mobile applications involve providing SMS and other content applications and services for mobile devices and Internet TV. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications.

The Company considers all revenues and expenses to be of an operating nature and accordingly, allocates them to the segments.  Costs specific to a segment are charged directly to the segment.  Company office expenses are allocated to either of the segments based on gross revenues.  Significant assets of the Company include working capital and property and equipment.  The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies.

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

Year ended March 31, 2007	Mobile	Software	Total
	$	$	$

Revenue	1,116,740	1,078,444	2,195,184
Cost of revenue	(766,468)	(162,350)	(928,818)
Gross margin	350,272	916,094	1,266,366

Allocation of operating expenses	1,291,237	1,246,958	2,538,195
Amortization of intangible assets	972,209	0	972,209
Allocation of interest income, net	(2,694)	(2,602)	(5,296)
Income tax benefit	(172,179)	(130,376)	(302,555)
	2,088,573	1,113,980	3,202,553

Net loss	(1,738,301)	(197,886)	(1,936,187)

Year ended March 31, 2006	Mobile	Software	Total
	$	$	$

Revenue	2,356,598	1,238,717	3,595,315
Cost of revenue	(1,770,338)	(205,303)	(1,975,641)
Gross margin	586,260	1,033,414	1,619,674

Allocation of operating expenses	2,461,257	519,369	2,980,626
Amortization of intangible assets	-	2,984	2,984
Impairment of goodwill	2,133,197	-	2,133,197
Loss on disposable of fixed assets	10,929	-	10,929
Allocation of interest income, net	(4,550)	(960)	(5,510)
Income tax expense (benefit)	(156,688)	42,629	(114,059)
	4,444,145	564,022	5,008,167

Net (loss) income	(3,857,885)	469,392	(3,388,493)

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The Company has one customer based in Barcelona, Spain generating approximately 18% of total revenue for the year ended March 31, 2006.  No customers generated over 10% of revenue for the year ended March 31, 2007.

The following table sets forth segment assets used by each product line:

	March 31, 2007	March 31, 2006
	$	$
Mobile	610,943	1,919,468
Software	589,992	405,041
Total assets	1,200,935	2,324,509

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Year ended March 31, 2007	Year ended March 31, 2006
	$	$

United States	315,130	504,286
United Kingdom	184,070	411,889
Europe	312,646	892,592
Brazil	1,109,234	1,012,115
Canada	260,926	765,743
Other	13,178	8,690
Total revenue	2,195,184	3,595,315

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

	March 31, 2007	March 31, 2006
	$	$
Long-lived assets
Canada	221,601	273,532
Brazil	8,690	7,377
United Kingdom	-	-
Total long-lived assets	230,291	280,909

Management evaluates each segment’s performance based upon revenues and margins achieved.

20 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently assessing the impact the adoption of FASB Interpretation 48 on its financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS
157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently accessing the impact the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 was effective for the year ended March 31, 2007; however it did not have any impact on our financial statements.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007.  Subsequent to March 31, 2007, our Chief Financial and Accounting Officer resigned and we have not refilled this position. Our Chief Executive Officer, who is now also filing the role of the Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols.

A material weakness is a significant deficiency in one or more of the internal control components that, alone or in the aggregate, precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

The main deficiencies consisted principally of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

Other internal control deficiencies that are considered to contribute to the material weakness and the remedies taken to date, or planned, are as follows:

•	Inadequate communication and coordination between finance and the rest of the organization.

•	Inadequate segregation of duties and cross training.

•
We continue to be reliant on manual systems to account for revenue and expenses which has resulted in errors.  We have been unable to find a cost-effective automated process that would eliminate our manual systems.  As such we are dependent on tools such as Excel and reviews by managers and other finance team members.  In order to avoid errors, all manual calculations are cross-referenced to contracts and subsequent amendments for accuracy.  We have developed a contract review policy that involves senior level sales personnel and the Chief Financial Officer.

•
The Ringingphone.com and Monstertones.com databases were inherited through the purchase of Advanced Internet Services in April 2006.  Several third party billing services are used for payment processing on these sites.  There are internal control weaknesses in the system in regards to the relationship between recurring payment processing and account updates.  In order to help mitigate this situation, when customers cancel through one of the third party billing services, we are notified.  This notification is forwarded to Technical Support to ensure that the account was properly cancelled.  We are reactive to these matters as they occur, but due to lack of resources we are limited in our ability to be proactive.

We intend to continue to ensure that our internal controls continue to improve, however, our small size and financial resources continues to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, we reallocated tasks subsequent to the resignation of the controller. We also continued to monitor the other internal control processes that we have established to ensure that they were working to remediate the internal control deficiencies.

Besides the changes discussed above, there have been no other changes in internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our executive officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly held companies:

NAME	AGE	POSITION WITH ZIM
Dr. Michael Cowpland	64	President, Chief Executive Officer, Chief Financial Officer and Director
Roberto Campagna	29	Vice President Sales
Phil Scavo	30	Vice President Business Development
Steven Houck	37	Director
James Stechyson	42	Director
Donald Gibbs	61	Director

Michael Cowpland has served as President Director and Chief Executive Officer since February 2001 and as Chief Financial Officer since April 2007. In 1973, Dr. Cowpland co-founded Mitel Corporation (formerly NYSE:MTL) and was the company's Chief Executive Officer for 10 years. During Dr. Cowpland's tenure as CEO, Mitel's sales reached $300 million before it was acquired by British Telecom in 1984. After the acquisition of Mitel, Dr. Cowpland founded Corel Corporation (formerly NASDAQ:CORL), a company that evolved into one of the world's leading providers of office productivity software. Corel was widely recognized for its WordPerfect Office Suite, and its PC graphics application, Corel Draw. Dr. Cowpland served as President of Corel from 1995 to January 2001. Dr. Cowpland began his career in 1964 at Bell Northern Research. Dr. Cowpland received a Bachelor of Science and Engineering from the Imperial College (London), a Masters of Engineering from Carleton University and Ph.D. in Engineering from Carleton University (Ottawa, Canada).

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

Phil Scavo was promoted to Vice President, Entity Sales in 2003, responsible for worldwide sales and channel development for ZIM Integrated Development Environment (IDE) and database products. In 2004, this role was expanded to Vice President, Business Development to encompass the development of global opportunities for ZIM's SMS products and services as well as the integration of key strategic acquisitions added to the mobile business. Prior to being promoted in 2003, Phil was a Sales Manager for ZIM. Phil began his career in the financial industry at MD Management, a large investment management firm, specializing in equities. Phil earned a Bachelor of Commerce (Business Administration) degree at the University of Ottawa and is a licensed trader in the financial industry.

Steven Houck has served as a director since April 2001. Currently, Mr. Houck is the Vice President of World – wide Sales, EMC Insignia, for EMC Corporation. From early 2004 until 2005 Mr. Houck has been working as a consultant for various startup companies.  From 1995 to early 2004, Mr. Houck held various positions with Corel Corporation. Prior to his service to Corel, he founded Worldview Technologies, a company specializing in multimedia design and authoring and served as its CEO until 1995. He received a Bachelor’s Degree in Business Administration from Florida Atlantic University.

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

Donald R Gibbs has been a director of ZIM since July 2003. He also serves as the Chairman of ZIM's Audit Committee. Since April 2007, Mr. Gibbs has been the Chief Executive Officer of Tarquin Inc.  Since July of 2004, Mr. Gibbs has been the Chairman and Chief Executive Officer of Process Photonics Inc.  From June 2001 to April 2004, Mr. Gibbs was the President and Chief Executive Officer of Original Solutions Inc.  He is also the principal of his own consulting company, Donald R Gibbs and Associates which provides financial and management assistance to start-up corporations. Since 1970, Mr. Gibbs has held senior financial and executive positions in Mitel Corporation, Cognos Inc., Gandalf Systems Corporation, Positron Fiber Systems Inc., Gorilla Capital Inc., VIPswitch Inc. and Original Solutions Inc.  Mr. Gibbs received his Bachelor of Commerce degree from the University of Ottawa and holds a professional designation as a Certified Management Accountant.

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

The Audit Committee's functions include evaluating, and recommending to the Board the engagement of the independent registered public accounting firm, reviewing the results of their audit findings, and monitoring on a periodic basis our internal controls over financial reporting. The Audit Committee has a formally approved written charter. At fiscal year-end, the Audit Committee consisted of Donald Gibbs (Chairman) and Jim Stechyson. Mr. Gibbs is the Audit Committee’s “audit committee financial expert,” and he is “independent” under the listing criteria applicable to NASDAQ-listed companies.  The Audit Committee held four meetings during the fiscal year ended March 31, 2007.

The Compensation Committee’s functions include evaluating compensation for directors, officers, employees of and consultants to the Company, and making recommendations to the Board regarding such compensation matters.  The Compensation Committee has a formally approved written charter. The Compensation Committee currently consists of Jim Stechyson and Steven Houck.  The Compensation Committee did not hold a meeting during the fiscal year ended March 31, 2007.

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

We are aware that Jennifer North filed a Form 4 on December 15, 2006 for a transaction that occurred on December 6, 2006 and that Michael Cowpland filed a Form 4 on February 22, 2007 for a transaction that occurred on February 8, 2007. We are unaware of any other required reports that were not timely filed.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer, as well as to other senior management and senior financial staff of ZIM, and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued hereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Interested persons can obtain a copy of our Code of Ethics without charge by writing to: Investor Relations c/o 150 Isabella Street, Suite 150, Ottawa, Ontario K1S 1V7 or by visiting our web-site at www.zim.biz.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Philosophy

At ZIM we design all of our compensation programs to retain and as necessary attract key employees who are motivated to achieve growth in technology. Our program has been kept simple due to the size of our staff and our lack of performance measurements.  Our programs are designed to reward performance based on team and individual performances. Due to the size of our organization, our executive compensation programs impact all employees because these programs help establish expectations for our general approach to rewards. We do encourage our business leaders to work together to create a high performance environment that is reinforced by constant attention to individual’s goals and expectations.

We believe that the performance of the executives in managing our company should be considered in light of general economic and specific company, industry and competitive conditions. We believe that our compensation programs for our executives should reflect our success as a management team and in attaining an increased value for shareholders. We also believe that individual performance should be evaluated annually and considered in compensation decisions.

Overview of Compensation and Process

Elements of compensation for our executives include: salary and stock option grants and health, disability and life insurance. Our compensation committee consists of Messrs. Stechyson and Houck. It generally meets as required to review any changes to the compensation plans for the next year. In fiscal 2007, there were no changes to the plan, no bonuses and no changes to the salary levels for executives, and as a result, there were no compensation committee meetings.

Due to the size of the organization, the Compensation Committee is aware of all the elements of each executive’s total compensation over each of the past three years, as well as a comparison to the compensation of other executive officers in an appropriate market comparison group. Typically, our Chief Executive Officer recommends compensation changes with respect to the executive officers who report to him. The Chief Executive Officer has no salary so there have been no compensation recommendations to the compensation committee with respect to him. All option grants to the executives in the organization are approved by the board of directors at the time of grant. The compensation committee has the authority to accept or adjust any recommendations.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the compensation committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance in the previous year;
•	difficulty of achieving desired results in the coming year;
•	value of their unique skills and capabilities to performance of the company;
•	performance of their general management responsibilities; and
•	contribution as a member of the management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our entry into new markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing stock option incentives to maximize long-term value for our company.

Base Salary and Bonus

It is the goal of the compensation committee to establish salary compensation for our executive officers based on our comparable peer companies. We believe that this gives us the opportunity to attract and retain appropriate managerial employees both at the senior executive level and below.

Due to the performance of the company and our available working capital, there were no changes to the management incentive plan for fiscal 2007.  For the fiscal year ended March 31, 2007, we retained the management team by offering stock options and through the personal commitment of the team.  In April 2007, the Chief Financial Officer resigned and there are no plans to replace her. There are no assurances that we will be able to retain the remaining team.

 Equity Incentives

A significant goal of our compensation is to afford our executives (and employees) an opportunity to participate in our performance through stock option grants. The compensation committee considers factors such as the ability for the Corporation to attract, motivate and retain qualified individuals and to align their success with that of the Corporations Shareholders through the achievement of strategic corporate objectives and creation of shareholder value. The level of equity incentives paid to an individual is based on the individual’s overall experience, responsibility, performance and base salary. Factors also considered are the equity incentives offered for similar positions in the high tech industry and other labour markets in which the Corporation competes for employees. The compensation committee compares remuneration for executive officers of the Corporation to the remuneration for similar executives in relevant labour markets.

Perquisites

We limit the perquisites that we make available to our executive officers. Our executives are not entitled to any benefits that are not otherwise available to all of our employees.

Post-Employment Compensation

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our registered retirement savings plan (“RRSP”).  In fiscal 2007, one of the executive officers participated in the RRSP plan. The Company provides a matching contribution of $0.50CDN on each $1.00CDN contributed to a maximum of $250.00CDN per calendar quarter and $1,000CDN per calendar year to each plan participant

Summary Compensation Table

The table below provides detailed information on the compensation of the Chief Executive Officer and the Vice President of Sales and the Vice President of Business Development for services rendered for the fiscal year ended March 31, 2007.  No other executive officer or employee received compensation in excess of $100,000 for the fiscal year ended March 31, 2007.

Name and principal position		Salary ($)	Option Awards ($)(1)	Total ($)
	Year
Michael Cowpland, President and Chief Executive Officer	2007	–	204,633	204,633
Roberto Campagna, Vice President, Sales	2007	105,391	11,737	117,128
Phil Scavo, Vice President Business Development	2007	102,098	13,492	115,590

(1)
Represents the compensation expense incurred by the Company for the year ended March 31, 2007 relating to outstanding stock options held by the named executive officers (“NEOs”), determined in accordance with FAS 123(R) using the assumptions described under “Stock Option Plans” in Note 2 to the Company’s Financial Statements included in this Form 10-KSB, provided that no forfeitures of awards have been assumed for the NEOs.  Vesting dates for the options included in this column are given in the following table.

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options	Option Awards Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date
	(#)	(#)
	Exercisable	Unexercisable

Michael Cowpland, President and Chief Executive Officer	47,500	Nil	0.690	6-Apr-07
	95,000	Nil	0.380	8-Jun-07
	326,683	Nil	0.340	19-Sep-07
	66,667	Nil	0.310	30-Sep-07
	66,666	Nil	0.310	6-Nov-07
	10,000	Nil	0.300	8-Dec-07
	263,333	Nil	0.400	30-Dec-07
	200,000	Nil	0.170	9-Feb-08
	30,000	Nil	0.170	9-Feb-08
	43,333	Nil	0.210	18-Feb-08
	120,000	Nil	0.200	29-Apr-08
	100,000	Nil	0.140	7-Nov-08
	100,000	Nil	0.090	8-Dec-08
	1,400,000	Nil	0.050	12-Jun-09
	133,340	Nil	0.035	9-Jul-09
	62,503	Nil	0.024	7-Aug-09
	6,667	Nil	0.070	8-Oct-09
	726,702	Nil	0.080	7-Nov-09
	100,005	Nil	0.075	17-Dec-09
	5,710,000	Nil	0.050	7-Feb-10
	406,650	Nil	0.050	7-Feb-10

Roberto Campagna, Vice President, Sales	25,000	Nil	0.690	6-Apr-07
	100,000	Nil	0.710	11-Apr-07
	50,000	Nil	0.380	8-Jun-07
	200,000	Nil	0.170	9-Feb-08
	100,000	Nil	0.140	7-Nov-08
	100,000	Nil	0.090	8-Dec-08
	200,000	Nil	0.050	12-Jun-09
	40,000	Nil	0.080	7-Nov-09
	96,611	Nil	0.088	1-Jan-10
	100,000	Nil	0.040	4-Mar-10

Phil Scavo, Vice President Business Development	25,000	Nil	0.690	6-Apr-07
	70,000	Nil	0.690	6-Apr-07
	50,000	Nil	0.380	8-Jun-07
	200,000	Nil	0.170	9-Feb-08
	100,000	Nil	0.140	7-Nov-08
	100,000	Nil	0.090	8-Dec-08
	200,000	Nil	0.050	12-Jun-09
	40,000	Nil	0.080	7-Nov-09
	70,000	Nil	0.080	25-Dec-09
	114,722	Nil	0.090	1-Jan-10
	25,000	Nil	0.040	28-Feb-10

 (1) All options above vested immediately upon option grant.  All options granted three years prior to the expiry date.

COMPENSATION OF DIRECTORS

Non-employee members of the Board of Directors are reimbursed for reasonable travel expenses related to attendance at Board meetings. No other fees are paid for attendance at meetings of the Board or their Committees. Each director is also awarded for his first year of service as a director, 200,000 stock options to purchase common shares at fair market value at date of the option grant.  In addition, non-employee members of the Board of Directors are eligible to receive option grants as determined by the Board of Directors.

The following table shows compensation of our non-employee directors for the fiscal year ended March 31, 2007.

Name	Option Awards ($)(1)	Total ($)
Steven Houck	7,170	7,170
James Stechyson	5,754	5,754
Donald Gibbs	5,800	5,800
Charles Saikaley	1,142	1,142

(1)
Represents the compensation expense incurred by the Company for the year ended March 31, 2007 relating to outstanding stock options held by the directors, determined in accordance with FAS 123(R) using the assumptions described under “Stock Option Plans” in Note 2 to the Company’s Financial Statements included in this Form 10-KSB, provided that no forfeitures of awards have been assumed for the directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of June 8, 2007, the number and percentage of our outstanding common shares which are beneficially owned, directly or indirectly, by:

-    each person who is known to us as the beneficial owner of 5% or more of our outstanding common shares;
-    each director and executive officer of ZIM Corporation; and
-    all directors and executive officers of ZIM Corporation as a group.

In accordance with the Rules and Regulations of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of June 8, 2007. Unless otherwise indicated, the persons listed are deemed to have sole voting and investment power over the shares beneficially owned.

			Common shares
Name	Address	Title	Number		Percentage

Michael Cowpland	234 Perley Court, Ottawa, Ontario	President and CEO	75,413,212	(1)	55.9%

Advanced Telecom Services	996 Old Eagle School Road, Suite 1105, Wayne, PA	N/A	10,500,000	(2)	7.8%

Roberto Campagna		Vice President of Sales	1,011,611	(3)	0.8%

Phil Scavo		Vice President of Business Development	994,722	(4)	0.7%

James Stechyson		Director	890,000	(5)	0.7%

Steven Houck		Director	410,000	(6)	0.3%

Donald Gibbs		Director	410,000	(7)	0.3%

All executive officers and officers as a group (6 persons) hold 79,129,545 common shares, which totals 58.7% of ownership.

Applicable percentage of ownership is based upon 88,061,955 shares of common stock outstanding as of June 8, 2007, together with applicable options for such shareholder.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 8, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

1.
The beneficial ownership of Michael Cowpland consists of 33,958,556 common shares owned directly by Dr. Cowpland and 10,015,049 common shares under options and 18,024,591 common shares under warrants which are currently exercisable or are exercisable within 60 days of June 8, 2007.  In addition Dr. Cowpland’s ownership includes 302,493 common shares owned by his son and 102,493 common shares issuable upon exercise of warrants that are currently exercisable or are exercisable within 60 days of June 8, 2007, and 4,216,235 common shares owned by Dr. Cowpland's spouse and 8,793,795 common shares owned by a company controlled by Dr. Cowpland's spouse. Dr. Cowpland disclaims beneficial ownership of the shares held by his wife, his son and the company controlled by his wife.

2.
The beneficial ownership of Advanced Telecom Services Inc. consists of 10,000,000 common shares owned directly and 500,000 common shares which it has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2007.

3.
The beneficial ownership of Roberto Campagna consists of 1,011,611 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2007.

4.
The beneficial ownership of Phil Scavo consists of 994,722 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2007

5.
The beneficial ownership of James Stechyson consists of 450,000 common shares owned directly, 390,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2007, and 50,000 shares issuable upon exercise of warrants that are currently exercisable or are exercisable within 60 days of June 8, 2007.

6.
The beneficial ownership of Steven Houck consists of 410,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2007.

7.
The beneficial ownership of Donald Gibbs consists of 410,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 8, 2007.

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

Securities authorized for issuance under equity compensation plans at March 31, 2007 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding the securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,243,743(1)	0.21	5,956,257
Equity compensation plans not approved by security holders	6,010,000(2)	0.05	NIL
Total	27,253,743	0.20	5,956,257

(1) Represents ZIM common shares issuable upon the exercise of options outstanding under ZIM's Employee Stock Option Plan.

(2)
Represents ZIM common shares issuable upon the exercise of options outstanding and issued outside of ZIM's Employee Stock Option Plan to officers, directors and advisory Board members. During the period from October 13, 2000 to June 25, 2001, ZIM issued an aggregate of 8,285,000 options outside of the Employee Stock Option Plan. Of these options, 145,000 were exercised in the ten months ended March 31, 2004 and 2,030,000 options were cancelled in the fiscal periods ended March 31, 2005 and 2004. All the options expired on February 5, 2007.  6,010,000 were regranted with an expiry date of February 4, 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 11, 2005, ZIM entered into a loan agreement with its CEO to make a credit facility available to the Company. The credit facility is an unsecured revolving facility in the amount of approximately $428,100. All advances shall bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand.

As at March 31, 2006, the principal balance due to the Chief Executive Officer is $419,538 plus $10,722 of interest due. As at March 31, 2007, the balance due to the Chief Executive Officer is $43,305.

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

The Board of Directors has determined that all directors who served on the Board during 2006, other than Dr. Michael Cowpland, are or were independent.  For this purpose, the Board uses the definition of “independent” in the listing criteria applicable to NASDAQ-listed companies.  The Board has further determined that the members of the Audit Committee also meet the additional independence requirements of the Securities and Exchange Commission. None of the non-employee directors, to the Company’s knowledge, had any business, financial, family or other type of relationship with the Company or its management (other than as a director and stockholder of the Company), except for any relationships that the Board considered to be immaterial under the NASDAQ independence standards.

PART IV

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the most recent two periods, we incurred audit, audit-related, tax and other fees with our independent registered public accounting firm, Raymond Chabot Grant Thornton Limited Liability Partnership, as follows:

	Year ended March 31, 2007	Year ended March 31, 2006

Audit fees	111,124	110,357
Audit related fees	19,063	75,290
Tax fees	6,838	14,109
All other fees	0	3,386
Total	137,025	203,142

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

Date    June 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Cowpland Michael Cowpland	President, Chief Executive Officer, Principal Financial Officer and Director	June 21, 2007
/s/ Steven Houck Steven Houck	Director	June 21, 2007
/s/ James Stechyson James Stechyson	Chairman and Director	June 21, 2007
/s/Donald Gibbs Donald Gibbs	Director	June 21, 2007

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

10.9	Form of Warrant Agreement by and between certain investors and ZIM Corporation (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004)
10.10†	Employee Stock Option Plan, as amended September 22, 2005 (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed August 19, 2005)
10.11†	Form of Stock Option Agreement under Employee Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed June 28, 2006)
10.12†
Form of Non-Qualified Stock Option Agreement between the Registrant and each of Michael Cowpland, James Stechyson, Steve Houck and Charles Saikaley, dated, 2001  (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB filed June 28, 2006)

10.13	ZIM SMS Gateway Agreement with SIT Consulting, dated October 27, 2004 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB filed June 28, 2006)
10.14
Secured Senior Promissory Note dated March 31, 2006 between ZIM Corporation and Advanced Telecom Services, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 4, 2006)

10.15	Loan Agreement dated August 11, 2005 between ZIM Corporation and Dr. Michael Cowpland (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed August 11, 2005)
21.1	List of subsidiaries of the Registrant (*)
23.1	Consent of Raymond Chabot Grant Thornton LLP, an independent registered public accounting firm (*)
31.1	Certification by the Chief Executive Officer and Chief Financial Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1
Certification by the Chief Executive Officer and Chief Financial Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith.
†	Management contract or compensatory plan or arrangement.