Form 10QSB
period 2007-06-30
ZIM CORP
filed 2007-08-15
CIK 1124160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the quarterly period ended: June 30, 2007
Or
	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-30432

ZIM CORPORATION
(Exact name of small business issuer as specified in its charter)
Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)

150 Isabella Street, Suite 150
Ottawa, Ontario
Canada K1S 1V7
(Address of Principal Executive Offices)
(613) 727-1397
(Issuer’s Telephone Number, including Area Code)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ]    No [x]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common shares	88,061,955

Transitional Small Business Format (check one): Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2007 and June 30, 2006	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended June 30, 2007 and June 30, 2006	4

Condensed Consolidated Balance Sheets as at June 30, 2007 (Unaudited)
and March 31, 2007	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations	17

Item 3. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

Exhibits	28

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$

Revenue
Mobile	230,102	450,331
Software	307,925	255,466

Total Revenue	538,027	705,797

Operating expenses
Cost of revenue	124,286	385,985
Selling, general and administrative	418,327	516,543
Research and development	122,616	128,728
Amortization of intangible assets	-	258,965
Total operating expenses	665,229	1,290,221

Loss from operations	(127,202)	(584,424)
Other income (expense):
Interest income (expense), net	(3,442)	(3,843)
Total other expense	(3,442)	(3,843)
Loss before income taxes	(130,644)	(588,267)
Income tax benefit	33,247	20,542
Net loss	(97,397)	(567,725)

Basic and fully diluted loss per share	(0.001)	(0.008)

Weighted average number of shares outstanding	88,061,955	69,561,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$
OPERATING ACTIVITIES
Net loss	(97,397)	(567,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	20,772	23,586
Amortization of intangible assets	-	258,965
Stock-based compensation	14,430	72,669
Changes in operating working capital	(59,326)	549,526
Cash flows (used in) provided by operating activities	(121,521)	337,021

INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,719)
Proceeds from sale of property and equipment	954	-
Business acquisition	-	(101,899)
Cash flows provided by (used in) investing activities	954	(109,618)

FINANCING ACTIVITIES
Proceeds from shares issued through a private placement	-	280,422
Repayment of line of credit	-	(29,967)
Cash flows provided by financing activities	-	250,455

Effect of changes in exchange rates on cash	(1,509)	57,122

Increase (decrease) in cash	(122,076)	534,980
Cash, beginning of period	441,637	237,035
Cash, end of period	319,561	772,015

Non−Cash Financing Activities:

In connection with the Company’s acquisition of Advanced Internet Inc. on April 30, 2006, the Company issued 10 million common shares, valued at $650,000, 500,000 stock options valued at $13,656 and issued a $250,000 note payable.

In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt of $435,757 and cumulative interest of $18,437 into equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	June 30,	March 31,
	2007	2007
ASSETS	$	$
Current assets
Cash	319,561	441,637
Accounts receivable, net	398,101	315,875
Investment tax credits receivable	188,508	149,512
Prepaid expenses	53,465	63,620
	959,635	970,644
Property and equipment, net	227,192	230,291
Intangible assets, net	-	-
	1,186,827	1,200,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	-	-
Accounts payable	363,355	296,958
Accrued liabilities	211,449	195,615
Deferred revenue	309,373	341,681
Due to a shareholder	46,930	43,305
	931,107	877,559
Deferred rent	55,412	54,447

Shareholders' equity:
Preferred shares, no par value, non-cumulative	-	-
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2007 and March 31, 2007.
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2007 and March 31, 2007.	-	-
Common shares, no par value, voting,
unlimited authorized shares, 88,061,955 shares issued and outstanding as at June 30, 2007 and 88,061,955 shares as at March 31, 2007.	19,047,850	19,047,850
Additional paid-in capital	2,469,982	2,455,552
Accumulated deficit	(21,635,757)	(21,538,360)
Accumulated other comprehensive income	318,233	303,887
	200,308	268,929
	1,186,827	1,200,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2007 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS, LIQUIDITY AND GOING CONCERN

COMPANY OVERVIEW

ZIM is a provider of mobile and data services. Prior to entering the mobile industry, ZIM was solely a developer and provider of the Zim Integrated Development Environment software, which continues to be used by companies in the design, development, and management of information databases.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. (“ZIM Technologies”), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based SMS service firms EPL Communications Limited and E-Promotions Limited (together referred to as “EPL”). During the 2006 fiscal year, EPL was wound up with all of the EPL operations transferred to ZIM. On April 1, 2006, ZIM purchased a US-based mobile content company called Advanced Internet Inc. (“AIS”). ZIM is also the sole shareholder of ZIM Technologies do. Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations.

BUSINESS OF THE COMPANY

ZIM started operations as a developer and provider of database software known as Zim IDE software.  Zim IDE is used by companies in the design, development, and management of information databases and mission critical applications.  The Company continues to provide this software to its client base.

Beginning in 2001, the Company expanded its business strategy to include opportunities associated with mobile products.  Prior to fiscal 2007, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging.  Although SMS will continue to provide revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users.  With the acquisition of AIS, the Company commenced offering mobile content directly to end users.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

LIQUIDITY AND GOING CONCERN

The Company has incurred a net loss of $97,397 during the three months ended June 30, 2007 and $122,076 of cash was consumed for the three months ended June 30, 2007.  This amount is mainly a result of the net loss and the changes in working capital.

At June 30, 2007, ZIM had cash of $319,561 and working capital of $28,528, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. This deterioration of financial position is principally a result of the decrease in revenues generated from ZIM’s SMS services.

The Company needs an estimated $300,000 (annualized at $600,000) in financing in order to fund operating losses and other working capital requirements for the next 6 months. The Company has access to a line of credit for approximately $470,000 from its Chief Executive Officer of which approximately $420,000 remains available and a working capital line from its principal banker for $46,000. In addition, there was a cash balance of $319,561 at June 30, 2007.  Management believes that these funds will be able to fund existing operations for the next six months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in changing  its strategic direction as well as  its ability to maintain business in existing operations and its ability to raise additional financing. Accordingly, there can be no assurance that the Company will be able to meet  its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2007 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

If the Company’s expenses surpass the funds available or if  it requires additional expenditures to grow the business,  it may be unable to obtain the necessary funds and may have to curtail or suspend some or all of  its business operations, which would likely have a material adverse effect on the Company’s business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

The condensed consolidated financial statements have been prepared on the basis of the going concern assumption, meaning the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.  The carrying amounts of assets, liabilities, revenues and expenses presented in the condensed consolidated financial statements and the balance sheet classification have not been adjusted as would be required if the going concern assumption were not appropriate.

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements as of June 30, 2007.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

3 - NEW ACCOUNTING TREATMENT

FASB Interpretation 48

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on an audit, based on the technical merits of the position.

The Company adopted the provisions of this Interpretation on April 1, 2007.  As a result of the implementation, no adjustment was required to the amount of the unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in Canadian, Brazil and U.S. federal jurisdictions, and various provincial jurisdictions.  The Company’s federal income tax returns are generally subject to examination for a period of three years after filing of the respective return in the U.S. and four years in Canada and five years in Brazil.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest and penalties in income tax expense in the Consolidated Statement of Operations.

4 - ACQUISITION OF ADVANCED INTERNET INC.

Effective April 1, 2006, ZIM acquired all of the issued and outstanding common shares of Advanced Internet Inc. (“AIS”). AIS owns and operates two internet mobile content sites, www.ringingphone.com and www.monstertones.com.  The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations of AIS are included in the consolidated financial statements beginning on April 1, 2006, the acquisition date. The total purchase price of $951,434 included a note payable of $250,000, acquisition costs of $37,778, 500,000 stock options with a value of $13,656 and 10,000,000 common shares valued at $650,000.  The basis for the determination of the weighted average stock price of $0.065 was the daily closing price of the Company's common stock on the four days prior to and following the acquisition announcement date of April 1, 2006. The stock options, which expire March 31, 2009 and have an exercise price of $0.071, were valued using the Black-Scholes method.

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

5 – STOCK OPTION PLAN

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at June 30, 2007, 18,026,243 (June 30, 2006, 22,276,799) options were outstanding under the Employee Stock Option Plan. In addition, 6,010,000 (March 31, 2006, 6,110,000) options were issued in prior periods outside of ZIM’s Employee Stock Option Plan.  Stock options are granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

 A summary of the status of the stock options is as follows:

	June 30, 2007		June 30, 2006
	Number of options outstanding	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
		$		$
Options outstanding, beginning of period	27,253,743	0.20	27,984,371	0.54
Granted	1,170,000	0.04	3,800,000	0.05
Exercised	-	-	-	-
Expired	(4,387,500)	0.55	(3,397,572)	0.98
Options outstanding, end of period	24,036,243	0.13	28,386,799	0.42

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The following table represents a summary of the options outstanding as at June 30, 2007:

	Options outstanding		Options exercisable
Range of exercise prices	Number outstanding at June 30, 2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2007	Weighted average exercise price
$		Years	$		$

0.024-0.050	10,570,843	2.42	0.05	10,570,843	0.05
0.065-0.091	4,713,718	2.18	0.08	4,713,718	0.08
0.130-0.170	3,155,000	0.92	0.16	3,155,000	0.16
0.200-0.290	3,975,000	0.98	0.21	3,975,000	0.21
0.310-0.390	115,000	0.13	0.34	115,000	0.34
0.410-0.530	1,506,682	1.00	0.52	1,506,682	0.52

	24,036,243	1.84	0.13	24,036,243	0.13

EMPLOYEE AND NON-EMPLOYEE OPTIONS

Total options granted during the three months ended June 30, 2007 and 2006 were as follows

	Three months ended June 30, 2007	Three months ended June 30, 2006

Options granted to employees	937,500	3,075,000
Options granted to consultants	232,500	725,000
Total options granted	1,170,000	3,800,000

No options were granted with exercise prices below the market price on the respective grant dates during the quarter ended June 30, 2007. Of the 725,000 options granted to non-employees in the quarter ended June 30, 2006, no options were granted with exercise prices below market price.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

A summary of stock option values as at June 30, 2007 and 2006, under the Employee Stock Option Plan, are presented below:

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$

Weighted average grant – date fair value per stock option granted	0.13	0.44
Total intrinsic value of stock options exercised	-	-
Total fair value of stock options vested	1,355,169	4,808,093

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For the three months ended June 30, 2007, the Company recognized compensation expense for employees and consultants of $11,598 and $2,832 respectively.  For the three months ended June 30, 2006 the Company recognized compensation expense for employees and consultants of $67,627 and $5,042 respectively.  The Company does not have any non-vested awards.

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

	Three months ended June 30, 2007	Three months ended June 30, 2006

Risk-free interest rates	4.90%	5.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	June 30, 2007	June 30, 2006

Stock options	510,843	-
Warrants	-	18,365,386

Total options outstanding at June 30, 2007 and 2006 were 24,036,243 and 28,386,799 respectively.

On June 30, 2006 the Company issued 18,365,386 warrants in a private placement of the Company’s common shares, see note 7. Total warrants outstanding at June 30, 2007 and 2006 was 19,515,392.  Of the warrants outstanding on June 30, 2007, 18,365,386 expire on September 30, 2007 and 1,150,006 will expire on May 30, 2008.

7 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured an operating line of credit of approximately $470,000 ($500,000 CDN) from its Chief Executive Officer and majority shareholder, on the same financial terms (with the exception of covenants) as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. On June 30, 2007 there was an outstanding balance of $46,930 relative to an outstanding balance of $43,305 on March 31, 2007.

On June 30, 2006, ZIM’s Chief Executive Officer and controlling shareholder participated in a private placement of common shares in which he purchased 18,024,591 units through a cash investment of approximately $267,000 with the balance satisfied through the conversion of debt (due to shareholder) in the amount of $454,193.   In addition, the brother of the Chief Executive Officer purchased 90,795 units. The units were priced at $0.04 per unit, which represents the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share, which may be exercised at any time prior to September 30, 2007.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

8 - SHAREHOLDERS' EQUITY

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,193.  Each unit consists of one common share and one common share purchase warrant.  Each warrant may be exercised at any time prior to September 30, 2007.  Of these units, 18,024,591 were purchased by the Chief Executive Officer and controlling shareholder.

The Company did not issue any common shares during the three months ended June 30, 2007 or for the three months ended June 30, 2006 pursuant to the exercise of stock options by employees.  Proceeds from the exercise of these options were NIL and NIL, respectively.

ADDITIONAL PAID IN CAPITAL

During the three month periods ended June 30, 2007 and 2006, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $14,430 and $87,247 (including Advanced Telecom Services), respectively.

9 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006

	$	$

Net loss	(97,397)	(567,725)
Foreign currency translation adjustment	14,346	(45,525)
Comprehensive loss	(83,051)	(613,250)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

 10 - SEGMENT REPORTING

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

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Three months ended June 30, 2007	Mobile	Software	Total
	$	$	$
Revenue	230,102	307,925	538,027

Cost of revenue	85,564	38,722	124,286

Gross margin	144,538	269,203	413,741

Allocation of selling, general, administration, and research and development expenses	188,975	351,968	540,943
Allocation of interest expense (income)	1,202	2,240	3,442
Income tax benefit	(11,615)	(21,632)	(33,247)
	178,562	332,576	511,138

Net loss	(34,024)	(63,373)	(97,397)

Three months ended June 30, 2006	Mobile	Software	Total
	$	$	$
Revenue	450,331	255,466	705,797

Cost of revenue	348,033	37,952	385,985

Gross margin	102,298	217,514	319,812

Allocation of selling, general, administration, and research and development expenses	411,713	233,558	645,271
Amortization of intangible assets	258,965	-	258,965
Allocation of interest expense (income)	2,452	1,391	3,843
Income tax benefit	(15,923)	(4,619)	(20,542)
	657,207	230,330	877,537

Net loss	(554,909)	(12,816)	(567,725)

The following table sets forth segment assets used by each product line:

	June 30, 2007	March 31, 2007
	$	$
Mobile	507,579	610,943
Software	679,248	589,992
	1,186,827	1,200,935

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$

United States	170,390	272,768
United Kingdom	19,486	33,446
Europe	52,339	147,629
Brazil	272,540	209,962
Canada	18,658	40,748
Other	4,614	1,244
Total revenue	538,027	705,797

	June 30, 2007	March 31, 2007
	$	$
Long-lived assets
Canada	218,568	221,601
Brazil	8,624	8,690
Total long-lived assets	227,192	230,291

11 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments for the next five years:

$
2008	51,170
2009	68,034
2010	64,583
2011	37,673
2012	-
221,460

OTHER

The Company is committed to pay an arm's length third party $75,000, in consideration for consulting services, upon the listing of ZIM Corporation's common shares on a national securities exchange selected by ZIM Corporation's Board of Directors.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

12 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not anticipate that the adoption of SFAS No.159 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

13 – SUBSEQUENT EVENTS

On July 16, 2007, ZIM Corporation signed an agreement with SilverBirch Inc. to sell certain mobile messaging assets. The assets include ZIM’s Canadian mobile gateway technology, customer contracts and proprietary web to text applications.   As consideration for the acquisition, SilverBirch paid $70,395 in cash.  Additional consideration includes $93,860 in cash and 500,000 common shares of SilverBirch valued at approximately $86,292 after certain conditions of the purchase are completed such as the transfer of source codes and customer contracts.

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

EXECUTIVE SUMMARY

Revenue for the first quarter was $538,027, compared with revenue of $705,797 in the first quarter of last fiscal year. The decrease is attributable to the decline in revenue from our mobile segment, specifically SMS services and aggregation, caused by the continued saturation of the aggregation market.

Net loss for the quarter ended June 30, 2007 was $97,397 as compared to $567,725 for the quarter ended June 30, 2006.  The decrease in the net loss is attributable to the amortization of intangible assets of $258,965 that took place in the first quarter of 2006 that did not take place in 2007. Also, the company was able to curtail selling and general administrative expenses and increase gross margins from 45% to 77% from the first quarter of 2006 compared to the first quarter of 2007. This increase in margin is due mainly to the sale of much higher margin mobile content coupled with the increase in revenue from maintenance and consulting.

ZIM had cash of $319,561 at June 30, 2007 as compared to cash of $441,637 at March 31, 2007.

The Company consumed cash flow of $121,521 from operating activities for the quarter ended June 30, 2007.  The consumption of cash flow is a result of normal operations and changes in working capital.

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

In addition to the above markets, we continue to sell the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and mission critical applications. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs (Value Added Resellers) and distributors.

The July sale to SilverBirch of ZIM’s Canadian mobile gateway technology, customer contracts and proprietary web to text applications is in line with ZIM’s business strategy of focusing on our current Mobile Content, Internet TV and database applications. Silverbirch is the ideal purchaser for these assets as it will ensure the continuity and quality of our Canadian gateway services to our customers and partners going forward.

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

FASB Interpretation 48

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on an audit, based on the technical merits of the position.

The Company adopted the provisions of this Interpretation on April 1, 2007.  As a result of the implementation, no adjustment was required to the amount of the unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in Canadian, Brazil and U.S. federal jurisdictions, and various provincial jurisdictions.  The Company’s federal income tax returns are generally subject to examination for a period of three years after filing of the respective return in the U.S. and four years in Canada and five years in Brazil.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest and penalties in income tax expense in the Consolidated Statement of Operations.

STOCK-BASED COMPENSATION

For the three months ended June 30, 2007, the Company recognized compensation expense for employees and consultants of $11,598 and $2,832 respectively.  For the three months ended June 30, 2006 the Company recognized compensation expense for employees and consultants of $67,627 and $5,042 respectively.  The Company does not have any non-vested awards.

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

	Three months ended June 30, 2007	Three months ended June 30, 2006

Risk-free interest rates	4.90%	5.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006. The information for the three months ended June 30, 2007, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2007, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES
	Three months ended June 30, 2007	As a %	Three months ended June 30, 2006	As a %
	$		$
Mobile content	129,762	24%	172,257	25%
Bulk SMS	33,904	6%	163,596	23%
Premium SMS	44,105	8%	86,247	12%
Other SMS services and products	22,331	4%	28,231	4%
	230,102	42%	450,331	64%

Software	40,072	8%	23,350	3%
Maintenance and consulting	267,853	50%	232,116	33%
	307,925	58%	255,466	36%

Mobile content	538,027	100%	705,797	100%

Total revenues for the three months ended June 30, 2007 were $538,027 as compared to $705,797 for the three months ended June 30, 2006. The decrease of $167,770, or 24%, in revenues is attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the aggregation market.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two internet portals offering mobile content.  Consumers are able to download ringtones and wallpapers directly from our internet sites to their mobile phones.  Consumers can choose to pay for the content with their credit card or through the use of a premium message.  If the consumer chooses to use a premium message the charge is added to their cell phone bill. Compared to $172,257 for the three months ended June 30, 2006 this revenue stream has decreased to $129,762 for the three months ended June 30, 2007.  However, margins in this line of business have increased substantially, from 23% to 63%, due to the increase in pricing structure and our ability to decrease the cost of revenue.

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list.  Success in this industry is dependant on sending high quantities of messages on stable cost effective telecommunication routes.  For the first quarter of 2008 we did not have significant customers using our routes, due to pricing and as a result, our revenues decreased from $163,596 to $33,904. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route.  Different aggregators are able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators.  Due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future.  As a result, we expect to see further decreases in our bulk messaging revenue for fiscal 2008.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $86,247 for the three months ended June 30, 2006 to $44,105 for the three months ended June 30, 2007. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $28,231 for the three months ended June 30, 2006, to $22,331 for the three months ended June 30, 2007. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in. We will continue to operate the other services without adding any further improvements.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Revenues relating to the Zim IDE software have increased from $255,466 to $307,925.

We will continue to allocate the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. We remain committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended June 30, 2007	Three months ended June 30, 2006	Period to period change
	$	$	$

Cost of revenue	124,286	385,985	(261,699)
Selling, general and administrative	418,327	516,543	(98,216)
Research and development	122,616	128,728	(6,112)
Amortization of intangible assets	-	258,965	(258,965)
	665,229	1,290,221	(624,992)

COST OF REVENUE

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$
Mobile
Revenue	230,102	450,331
Cost of revenue	(85,564)	(348,033)
Gross margin	144,538	102,298

	63%	23%

Software
Revenue	307,925	255,466
Cost of revenue	(38,722)	(37,952)
Gross margin	269,203	217,514

	87%	85%

Gross margins for mobile increased from 23% to 63% for the three months ended June 30, 2007, compared to the same period in 2006. The increase in margin is due to the increase in price of our mobile content offerings with a reduction in the cost of revenue. We continue to have a 24-7 support team and connection costs that do not fluctuate with the traffic or revenue levels.

The increase in gross margins in our software segment relates to higher revenues while holding costs stable.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended June 30, 2007 and June 30, 2006 were $418,327 and $516,543, respectively. The decrease in selling general and administrative fees relate to our continued focus on cost reduction and alignment of costs relative to revenue generation.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended June 30, 2007 and 2006 were $122,616 and $128,728 respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the three months ended June 30, 2006 relates to the intangible assets acquired in the acquisition of AIS.  Intangible assets include the customer list, corporate relationships and core technology. These assets were fully amortized at the end of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net loss of $97,397 during the three months ended June 30, 2007. $122,076 of cash was consumed for the three months ended June 30, 2007.  This amount is mainly a result of the net loss and the changes in working capital.

At June 30, 2007, ZIM had cash of $319,561 and working capital of $28,528, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. This deterioration of financial position is principally a result of the decrease in revenues generated from our SMS services.

Cash flows for the fiscal periods were as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$
Cash flows provided by (used in) operating activities	(121,521)	337,021
Cash flows provided by (used in) investing activities	954	(109,618)
Cash flows provided by financing activities	–	250,455

We had proceeds of $954 and used $109,618 of cash in investing activities during the quarters ended June 30, 2007 and 2006, respectively.  In the first quarter of this fiscal year we received $954 for the net book value of a computer purchased from us by a departing employee. In the first quarter of 2006 we used $101,899 to acquire AIS.  Included in the $101,899 are amounts paid for legal and miscellaneous fees as well as payments on the note payable related to the acquisition.  In addition, we used $7,719 to purchase miscellaneous office equipment and furniture.

ZIM will need an estimated $300,000 (annualized at $600,000) in financing in order to fund operating losses and other working capital requirements for the next 6 months. The Company has access to a line of credit for approximately $470,000 from its Chief Executive Officer of which approximately $420,000 remains available and a working capital line from its principal banker for $46,000. In addition, there was a cash balance of $319,561 at June 30, 2007.  Management believes that these funds will be able to fund existing operations for the next six months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity.

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

If our expenses surpass the estimated $300,000 or if we require additional expenditures to grow the business, we may be unable to obtain the necessary funds and we may have to curtail or suspend some or all of our business operations, which would likely have a material adverse effect on our business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

CONTRACTUAL OBLIGATIONS

The Company has the following financial commitments for the next five years:

$
2008	51,170
2009	68,034
2010	64,583
2011	37,673
2012	-
221,460

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not anticipate that the adoption of SFAS No.159 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer, who is now also filing the role of the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Our Chief Executive Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols.

A material weakness is a significant deficiency in one or more of the internal control components that, alone or in the aggregate, precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

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

On July 20th, 2007, ZIM entered into a Contract with CHAPMAN CFO Resources who will provide finance consulting services to oversee the finance functions of the company. The lead practitioner for the contract will be John Chapman.

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

Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting identified in connection with our CEO/CFO’s evaluation at June 30, 2007 that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZIM Corporation
Registrant

DATE	SIGNATURE
August 15, 2007	/s/ Dr. Michael Cowpland Michael Cowpland, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
31.1	Certification by the President, Chief Executive Officer and Chief Financial Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1
Certification by the President, Chief Executive Officer and Chief Financial Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

*	Filed herewith