Form 10QSB
period 2007-09-30
ZIM CORP
filed 2007-11-15
CIK 1124160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the quarterly period ended: September 30, 2007
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ]    No [x]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at November 8, 2007

Common shares	88,061,955

        Transitional Small Business Format (check one): Yes     No [X]

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three months ended September 30, 2007		Three months ended September 30, 2006		Six months ended September 30, 2007		Six months ended September 30, 2006
	$		$		$		$
Revenue
Mobile		167,516		303,826		397,618		754,157
Software		279,170		277,087		587,095		532,553
Total revenue		446,686		580,913		984,713		1,286,710

Operating expenses
Cost of revenue		123,865		255,209		248,151		641,194
Selling, general and administrative		455,039		496,978		873,366		1,013,521
Research and development		140,627		124,928		263,243		253,656
Amortization of intangible assets		-		267,243		-		526,208
Total operating expenses		719,531		1,144,358		1,384,760		2,434,579

Loss from operations		(272,845)		(563,445)		(400,047)		(1,147,869)
Other income (expense):
Gain on sale of assets		131,711		-		131,711		-
Interest income (expense), net		3,078		5,676		(364)		1,833
Total other income		134,789		5,676		131,347		1,833
Loss before income taxes		(138,056)		(557,769)		(268,700)		(1,146,036)
Income tax benefit		36,849		187,778		70,096		208,320
Net loss		(101,207)		(369,991)		(198,604)		(937,716)

Basic and fully diluted loss per share		(0.001)		(0.004)		(0.002)		(0.012)
Weighted average number of shares outstanding		88,061,955		87,926,955		88,061,955		78,794,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six months ended September 30, 2007	Six months ended September 30, 2006
	$	$
OPERATING ACTIVITIES
Net loss	(198,604)	(937,716)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	36,370	50,569
Amortization of intangible assets	-	526,208
Gain on sale of assets	(131,711)
Stock-based compensation	66,062	81,308
Changes in operating working capital	(135,574)	498,640
Cash flows (used in) provided by operating activities	(363,457)	219,009

INVESTING ACTIVITIES
Purchase of property and equipment	(24,633)	(14,047)
Proceeds from sale of assets	133,065	-
Business acquisition	-	(39,399)
Cash flows provided by (used in) investing activities	108,432	(53,446)

FINANCING ACTIVITIES
Proceeds from shares issued through a private placement	-	280,422
Repayment of note payable	-	(125,000)
Repayment of line of credit	-	(29,967)
Cash flows provided by financing activities	-	125,455

Effect of changes in exchange rates on cash	23,129	50,830

Increase (decrease) in cash	(231,896)	341,848
Cash, beginning of period	441,637	237,035
Cash, end of period	209,741	578,883

Non−Cash Financing Activities:

In connection with the Company’s acquisition of Advanced Internet Inc. on April 30, 2006, the Company issued 10 million common shares, valued at $650,000, 500,000 stock options valued at $13,656 and a $250,000 note payable.

In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt of $435,757 and cumulative interest of $18,437 into equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	September 30,	March 31,
	2007	2007
ASSETS	$	$
Current assets
Cash	209,741	441,637
Accounts receivable, net	330,046	315,875
Investment tax credits receivable	264,254	149,512
Prepaid expenses	52,915	63,620
	856,956	970,644
Property and equipment, net	217,200	230,291
	1,074,156	1,200,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	349,609	296,958
Accrued liabilities	212,362	195,615
Deferred revenue	248,083	341,681
Due to a shareholder	49,740	43,305
	859,794	877,559
Deferred rent	54,846	54,447

Shareholders' equity:
Preferred shares, no par value, non-cumulative
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at September 30, 2007 and March 31, 2007.	-	-
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at September 30, 2007 and March 31, 2007.	-	-
Common shares, no par value, voting,
Unlimited authorized shares; 88,061,955 shares issued and outstanding as at September 30, 2007 and 88,061,955 shares as at March 31, 2007.	19,047,850	19,047,850
Additional paid-in capital	2,524,967	2,455,552
Accumulated deficit	(21,736,964)	(21,538,360)
Accumulated other comprehensive income	323,663	303,887
	159,516	268,929
	1,074,156	1,200,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2007 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

LIQUIDITY AND GOING CONCERN

The Company has incurred a net loss of $101,207 and $198,604 during the three and six months ended September 30, 2007 and $231,896 of cash was consumed for the six months ended September 30, 2007.  This amount is mainly a result of the net loss and the changes in working capital.

At September 30, 2007, ZIM had cash of $209,741 and a working capital deficit of $2,838, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. This deterioration of financial position is principally a result of the decrease in revenues generated from ZIM’s SMS services.

The Company needs an estimated $300,000 (annualized at $600,000) in financing in order to fund operating losses and other working capital requirements for the next 6 months. The Company has access to a line of credit for approximately $497,400 from its Chief Executive Officer of which approximately $447,660 remains available and a working capital line from its principal banker for $49,740, all available as at September 30, 2007. In addition, there was a cash balance of $209,741 at September 30, 2007.  Management believes that these funds will be able to fund existing operations for the next six months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2007.

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

4 – SALE OF MOBILE MESSAGING ASSETS

On July 16, 2007, ZIM Corporation signed an agreement with SilverBirch Inc. to sell certain mobile messaging assets. The assets include ZIM’s Canadian mobile gateway technology, customer contracts and proprietary web to text applications.   As consideration for the acquisition, SilverBirch paid $70,395 in cash upon signing the agreement.  Additional consideration includes $93,860 in cash and 500,000 common shares of SilverBirch, valued at approximately $86,292, based on the share price on the date of the sale. The additional consideration is to be received in installments as certain conditions of the purchase are completed, such as the transfer of source codes and customer contracts.

The sale consists of 4 parts that have distinct values and payments for each part:

1.	Short Message Peer to Peer Protocol Platform (SMPP)= approximately $70,395 due upon signing
2.	Pitney Bowes Contract = approximately $52,562 due upon transfer of the contract
3.	Rogers Contract = approximately $41,298 due upon transfer of the contract
4.	Ontario Lottery and Gaming Corporation = 500,000 common shares due upon transfer of the contract

As of September 30, 2007 the Short Message Peer to Peer Protocol (SMPP) Platform has been transferred. The Pitney Bowes contract has also been transferred and the portion of the sale related to these items has been recognized as a gain on sale of assets. Also, a portion on the Rogers contract has been recognized, as non-refundable cash towards this portion of the contract has been received. The agreement provides that, in the event that the remaining conditions are not met, the amounts paid and the assets transferred to date, based on the conditions that have been met, will not be returned.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

5 - ACQUISITION OF ADVANCED INTERNET INC.

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

The intangible assets acquired were fully amortized by March 31, 2007.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

6- LOSS PER SHARE

For the purposes of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options and warrants, the effect on the loss per share would have been anti-dilutive.

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	September 30, 2007	September 30, 2006

Stock options	510,843	3,870,843
Warrants		18,365,386

Total options outstanding at September 30, 2007 and 2006 were 25,608,119 and 28,253,049 respectively.

On June 30, 2006 the Company issued 18,365,386 warrants in a private placement of the Company’s common shares, see note 8. Total warrants outstanding at September 30, 2007 and 2006 was 1,150,006 and 19,515,392 respectively.  18,365,386 warrants expired on September 30, 2007 and 1,150,006 will expire on May 30, 2008.

7 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured an operating line of credit of approximately $497,400 ($500,000 CDN) from its Chief Executive Officer and majority shareholder, on the same financial terms (with the exception of covenants) as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. On September 30, 2007 there was an outstanding balance of $49,740 relative to an outstanding balance of $43,305 on March 31, 2007. This increase is a result of the change in exchange rate as the credit facility is denominated in Canadian funds.

On June 30, 2006, ZIM’s Chief Executive Officer and controlling shareholder participated in a private placement of common shares in which he purchased 18,024,591 units through a cash investment of approximately $267,000 with the balance satisfied through the conversion of debt (due to shareholder) in the amount of $454,193.   In addition, the brother of the Chief Executive Officer purchased 90,795 units. The units were priced at $0.04 per unit, which represents the closing market price on the OTCBB on June 29, 2006, with each unit consisting of one common share and one warrant to purchase common shares for $0.04 per share. The warrants expired on September 30, 2007.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

8 - SHAREHOLDERS' EQUITY

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,193.  Each unit consists of one common share and one common share purchase warrant.  These warrants expired on September 30, 2007.  Of these units, 18,024,591 were purchased by the Chief Executive Officer and controlling shareholder.

The Company did not issue any common shares during the six months ended September 30, 2007 or for the six months ended September 30, 2006 pursuant to the exercise of stock options by employees.

ADDITIONAL PAID IN CAPITAL

During the six month periods ended September 30, 2007 and 2006, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $69,415 and $95,977, respectively.

9 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Six months ended September 30, 2006

	$	$	$	$

Net loss	(101,207)	(369,991)	(198,604)	(937,716)
Foreign currency translation adjustment	5,430	(2,219)	19,776	(43,214)
Comprehensive loss	(95,777)	(372,210)	(178,828)	(894,502)

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

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

Three months ended September 30, 2007	Mobile	Software	Total
	$	$	$
Revenue	167,516	279,170	446,686

Cost of revenue	84,473	39,392	123,865

Gross Margin	83,043	239,778	322,821

Allocation of selling, general, administration, and research and development expenses	223,386	372,280	595,666
Gain on sale of assets	(131,711)	-	(131,711)
Allocation of interest income	(1,154)	(1,924)	(3,078)
Income tax benefit	(13,819)	(23,030)	(36,849)
	76,702	347,326	424,028

Net income (loss)	6,341	(107,548)	(101,207)

Three months ended September 30, 2006	Mobile	Software	Total
	$	$	$
Revenue	303,826	277,087	580,913

Cost of revenue	216,275	38,934	255,209

Gross Margin	87,551	238,153	325,704

Allocation of selling, general, administration, and research and development expenses	325,266	296,640	621,906
Amortization of intangible assets	267,243	-	267,243
Allocation of interest income	(2,969)	(2,707)	(5,676)
Income tax benefit	(106,570)	(81,208)	(187,778)
	482,970	212,725	695,695

Net income (loss)	(395,419)	25,428	(369,991)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Six months ended September 30, 2007	Mobile	Software	Total
	$	$	$
Revenue	397,618	587,095	984,713

Cost of revenue	170,037	78,114	248,151

Gross Margin	227,581	508,981	736,562

Allocation of selling, general, administration, and research and development expenses	458,952	677,657	1,136,609
Gain on sale of assets	(131,711)	-	(131,711)
Allocation of interest expense	147	217	364
Income tax benefit	(28,319)	(41,777)	(70,096)
	299,069	636,097	935,166

Net income (loss)	(71,488)	(127,116)	(198,604)

Six months ended September 30, 2006	Mobile	Software	Total
	$	$	$
Revenue	754,157	532,553	1,286,710

Cost of revenue	564,308	76,886	641,194

Gross Margin	189,849	455,667	645,516

Allocation of selling, general, administration, and research and development expenses	742,708	524,469	1,267,177
Amortization of intangible assets	526,208	-	526,208
Allocation of interest income	(1,074)	(759)	(1,833)
Income tax benefit	(134,054)	(74,266)	(208,320)
	1,133,788	449,444	1,583,232

Net income (loss)	(934,939)	6,223	(937,716)

The following table sets forth segment assets used by each product line:

	September 30, 2007	March 31, 2007
	$	$
Mobile	433,734	610,943
Software	640,422	589,992
	1,074,156	1,200,935

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Six months ended September 30, 2006
	$	$	$	$

United States	167,722	189,354	338,113	462,122
United Kingdom	15,673	48,696	35,158	82,142
Europe	(29,955)	55,680	22,384	203,309
Brazil	236,697	210,874	509,237	420,836
Canada	47,305	74,554	65,963	115,302
Other	9,244	1,755	13,858	2,999
Total revenue	446,686	580,913	984,713	1,286,710

			September 30, 2007	March 31, 2007
			$	$
Long-lived assets
Canada			208,870	221,601
Brazil			8,330	8,690
Total long-lived assets			217,200	230,291

11 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments for the next five years: These commitments are for rental costs.

$
2008	56,819
2009	75,544
2010	71,712
2011	41,832
2012	-
245,907

OTHER

The Company is committed to pay an arm's length third party $75,000, in consideration for consulting services, upon the listing of ZIM Corporation's common shares on a national securities exchange selected by ZIM Corporation's Board of Directors.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

12 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS
157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not anticipate that the adoption of SFAS No.157 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not anticipate that the adoption of SFAS No.159 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

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

EXECUTIVE SUMMARY

Revenue for the first half of 2007 was $984,713 compared with revenue of $1,286,710 in the first half of last fiscal year. The decrease is attributable to the expected decline in revenue from our mobile segment, specifically SMS services and aggregation, caused by the continued saturation of the aggregation market.

Net loss for the quarter and six months ended September 30, 2007 was $101,207 and $198,604, respectively, as compared to $369,991 and $937,716 for the quarter and six months ended September 30, 2006.  The decrease in the net loss is attributable to the amortization of intangible assets of $526,208 that took place in the six months of 2006 that did not take place in 2007. The decrease is also attributable to the gain on sale assets to Silverbirch of $131,711 that took place in the first six months of 2007. Also, the company was able to curtail selling and general administrative expenses and increase gross margins from 50% to 73% from the first six months of 2006 compared to the first six months of 2007. This increase in margin is due mainly to the sale of much higher margin mobile content coupled with the increase in revenue from maintenance and consulting services related to our database products.

ZIM had cash of $ 209,741 at September 30, 2007 as compared to cash of $441,637 at March 31, 2007.

The Company consumed cash flow of $ 231,896 for the six months ended September 30, 2007.  The consumption of cash flow is a result of normal operations, the gain on the sale of assets to Silverbirch and changes in working capital.

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

The July sale to Silverbirch of ZIM’s Canadian mobile gateway technology, customer contracts and proprietary web to text applications (see Note 13) is in line with ZIM’s business strategy of focusing on our current Mobile Content, Internet TV and database applications. Silverbirch is the ideal purchaser for these assets as it will ensure the continuity and quality of our Canadian gateway services to our customers and partners going forward.

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

[Except as disclosed below,] there have been no material changes to our critical accounting estimates from those described in our form 10K for the year ended March 31, 2007.

FASB Interpretation 48

In June 2006, Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48”), was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on an audit, based on the technical merits of the position.

The Company adopted the provisions of this Interpretation on April 1, 2007.  No adjustment was required to the amount of the unrecognized tax benefits.

STOCK-BASED COMPENSATION

For the six months ended September 30, 2007, the Company recognized compensation expense for employees and consultants of $58,727 and $7,335, respectively.  For the six months ended September 30, 2006 the Company recognized compensation expense for employees and consultants of $76,266 and $5,042, respectively.  The Company does not have any non-vested awards.

The fair value of stock options is determined using the Black-Scholes valuation model.  The expected dividend yield is based on historical dividend payouts, the expected volatility is based on historical volatilities of company stock for a period approximating the expected life; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding and is based on historical trends.  The weighted average assumptions used in the computations are as follows:

	Six months ended September 30, 2007	Six months ended September 30, 2006

Risk-free interest rate	4.00%	5.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006. The information for the three months ended September 30, 2007, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2007, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES
	Three months ended September 30, 2007	As a %	Three months ended September 30, 2006	As a %
	$		$
Mobile content	131,289	29%	123,889	21%
Bulk SMS	7,442	2%	99,530	17%
Premium SMS	16,810	4%	47,436	8%
Other SMS services and products	11,975	3%	32,971	6%
	167,516	38%	303,826	52%

Software	42,375	9%	46,345	8%
Maintenance and consulting	236,795	53%	230,742	40%
	279,170	62%	277,087	48%

Total Revenue	446,686	100%	580,913	100%

Total revenues for the three months ended September 30, 2007 were $446,686 as compared to $580,913 for the three months ended September 30, 2006. The decrease of $134,227, or 23%, in revenues is attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the aggregation market.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two internet portals offering mobile content.  Consumers are able to download ringtones and wallpapers directly from our internet sites to their mobile phones.  Consumers can choose to pay for the content with their credit card or through the use of a premium message.  If the consumer chooses to use a premium message the charge is added to their cell phone bill. Compared to $123,889 for the three months ended September 30, 2006 this revenue stream has increased to $131,289 for the three months ended September 30, 2007.  At the same time the margins in this line of business have also increased substantially, from 29% to 50%, due to the increase in pricing structure and our ability to decrease the cost of revenue.

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list.  Success in this industry is dependant on sending large quantities of messages on stable cost effective telecommunication routes.  For the quarter ending September 30, 2007 we did not have significant customers using our routes and as a result our revenues decreased from $99,530 to $7,442. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route.  Different aggregators are able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators.  Due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future.  As a result, we expect to see further decreases in our bulk messaging revenue for fiscal 2008.

As previously disclosed, we believe that the decrease in revenues and margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our bulk SMS revenues, we are not focusing on expanding this area of the business. As a result, we expect to see further decreases in our bulk messaging revenue for fiscal 2008.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $47,436 for the quarter ended September 30, 2006 to $16,810 for the quarter ended September 30, 2007. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

As previously disclosed, we believe that the decrease in revenues and margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business. As a result, we expect to see further decreases in our premium SMS messaging revenue for fiscal 2008.

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $32,971 for the quarter ended September 30, 2006, to $11,975 for the quarter ended September 30, 2007. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in. The decline is also due to the sale of desktop text and Pitney Bowes revenue streams to Silverbirch. We will continue to operate the other services without adding any further improvements.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Revenues relating to the Zim IDE software have increased from $277,087 to $279,170.

We will continue to allocate the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. We remain committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended September 30, 2007	Three months ended September 30, 2006	Period to period change
	$	$	$

Cost of revenue	123,865	255,209	(131,344)
Selling, general and administrative	455,039	496,978	(41,939)
Research and development	140,627	124,928	15,699
Amortization of intangible assets	-	267,243	(267,243)
	719,531	1,144,358	(424,827)

COST OF REVENUE

	Three months ended September 30, 2007	Three months ended September 30, 2006
	$	$
Mobile
Revenue	167,516	303,826
Cost of revenue	(84,473)	(216,275)
Gross margin	83,043	87,551

	50%	29%

Software
Revenue	279,170	277,087
Cost of revenue	(39,392)	(38,934)
Gross margin	239,778	238,153

	86%	86%

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended September 30, 2007 and September 30, 2006 were $455,039 and $496,978, respectively. The decrease in selling general and administrative fees relate to our continued focus on cost reduction and alignment of costs relative to revenue generation.

RESEARCH AND DEVELOPMENT

Research and development expense for the quarter ended September 30, 2007 and 2006 were $140,627 and $124,928, respectively. This increase is related to the addition of contract staff related to our database product development.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the quarter ended September 30, 2006 relates to the intangible assets acquired in the acquisition of AIS.  Intangible assets include the customer list, corporate relationships and core technology. These assets were fully amortized at the end of March 31, 2007.

OTHER INCOME

In relation to the sale of assets to Silverbirch, as of September 30, 2007 the Short Message Peer to Peer Protocol (SMPP) Platform has been transferred and the Pitney Bowes contract has also been transferred. The portion of the sale related to these items has been recognized as a gain on sale of assets. Also, a portion on the Rogers contract has been recognized, as non-refundable cash towards this portion of the contract has been received. The agreement provides that, in the event that the remaining conditions are not met, the amounts paid and the assets transferred to date, based on the conditions that have been met, will not be returned. The total amount recognized in relation to this sale is $131,711.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the six months ended September 30, 2007 and 2006. The information for the six months ended September 30, 2007, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2007, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES
	Six months ended September 30, 2007	As a %	Six months ended September 30, 2006	As a %
	$		$
Mobile content	261,051	27%	296,146	23%
Bulk SMS	41,346	4%	263,126	20%
Premium SMS	60,915	6%	133,683	10%
Other SMS services and products	34,306	3%	61,202	5%
	397,618	40%	754,157	58%

Software	82,447	8%	69,695	6%
Maintenance and consulting	504,648	52%	462,858	36%
	587,095	60%	532,553	42%

Total Revenue	984,713	100%	1,286,710	100%

Total revenues for the six months ended September 30, 2007 were $984,713 as compared to $1,286,710 for the six months ended September 30, 2006. The decrease of $301,997, or 23%, in revenues is attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the aggregation market.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

Compared to $296,146 for the six months ended September 30, 2006 this revenue stream has decreased to $261,051 for the six months ended September 30, 2007.  At the same time the margins in this line of business have increased substantially, from 25% to 57%, due to the increase in pricing structure and our ability to decrease the cost of revenue.

BULK SMS

For the first half of 2008 we did not have significant customers using our routes, due to pricing, and as a result, our revenues decreased from $263,126 to $41,346.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $133,683 for the six months ended September 30, 2006 to $60,915 for the six months ended September 30, 2007.

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $61,202 for the six months ended September 30, 2006, to $34,306 for the six months ended September 30, 2007.

SOFTWARE, MAINTENANCE AND CONSULTING

Revenues relating to the Zim IDE software have increased from $532,553 for the six months ending September 30, 2006 to $587,095 for the six months ending September 30, 2007.

OPERATING EXPENSES

	Six months ended September 30, 2007	Six months ended September 30, 2006	Period to period change
	$	$	$

Cost of revenue	248,151	641,194	(393,043)
Selling, general and administrative	873,366	1,013,521	(140,155)
Research and development	263,243	253,656	9,587
Amortization of intangible assets	-	526,208	(526,208)
	1,384,760	2,434,579	(1,049,819)

COST OF REVENUE

	Six months ended September 30, 2007	Six months ended September 30, 2006
	$	$
Mobile
Revenue	397,618	754,157
Cost of revenue	(170,037)	(564,308)
Gross margin	227,581	189,849

	57%	25%

Software
Revenue	587,095	532,553
Cost of revenue	(78,114)	(76,886)
Gross margin	508,981	455,667

	87%	86%

The slight increase in gross margins in our software segment relates to higher revenues while holding costs stable.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the six months ended September 30, 2007 and September 30, 2006 were $873,366 and $1,013,521, respectively. The decrease in selling general and administrative fees relate to our continued focus on cost reduction and alignment of costs relative to revenue generation.

RESEARCH AND DEVELOPMENT

Research and development expense for the six months ended September 30, 2007 and 2006 were $263,243 and $253,656 respectively. This increase is related to the addition of contract staff related to our database product development.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the six months ended September 30, 2006 relates to the intangible assets acquired in the acquisition of AIS.  Intangible assets include the customer list, corporate relationships and core technology. These assets were fully amortized at the end of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net loss of $101,207 and $198,604 during the three and six months ended September 30, 2007 and $231,896 of cash was consumed for the six months ended September 30, 2007.  This amount is mainly a result of the net loss, gain on sale of assets to SilverBirch and the changes in working capital.

At September 30, 2007, ZIM had cash of $209,741 and a working capital deficit of $2,838, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. This deterioration of financial position is principally a result of the decrease in revenues generated from ZIM’s SMS services.

Cash flows for the fiscal periods were as follows:

	Six months ended September 30, 2007	Six months ended September 30, 2006
	$	$
Cash flows provided by (used in) operating activities	(363,457)	219,009
Cash flows provided by (used in) investing activities	108,432	(53,446)
Cash flows provided by financing activities	–	125,455

We received $108,432 and used $53,446 of cash in investing activities during the six month periods ended September 30, 2007 and 2006, respectively.  In the first half of this fiscal year we received $133,065 in cash related to the sale of assets to Silverbirch. In the first half of 2006 we used $39,399 to acquire AIS.  Included in the amount are legal and miscellaneous fees. In addition we paid $125,000 on the note payable related to the acquisition.

The Company needs an estimated $300,000 (annualized at $600,000) in financing in order to fund operating losses and other working capital requirements for the next 6 months. The Company has access to a line of credit for approximately $497,400 from its Chief Executive Officer of which approximately $447,660 remains available and a working capital line from its principal banker for $49,740, all available as at September 30, 2007. In addition, there was a cash balance of $209,741 at September 30, 2007.  Management believes that these funds will be able to fund existing operations for the next six months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity during that period.

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

If our expenses for the next six months surpass the estimated $300,000 or if we require additional expenditures to grow the business, we may be unable to obtain the necessary funds and we may have to curtail or suspend some or all of our business operations, which would likely have a material adverse effect on our business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

CONTRACTUAL OBLIGATIONS

The Company has the following financial commitments related to rent expenses for the next five years:

$
2008	56,819
2009	75,544
2010	71,712
2011	41,832
2012	-
245,907

Operating lease obligations will continue to be paid from working capital.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS
157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not anticipate that the adoption of SFAS No.157 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not anticipate that the adoption of SFAS No.159 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer, who is now also filling the role of the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Our Chief Executive Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols.

A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting identified in connection with our CEO/CFO’s evaluation at September 30, 2007 that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
9/20/07 Annual Meeting – Ratification of Auditors – Refer to Rider 31

ITEM 5 - OTHER INFORMATION
Not applicable.

ITEM 6 – EXHIBITS
The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits.  The Exhibit Index is incorporated herein by reference.

RIDER 31

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of ZIM Corporation was held at our offices at 150 Isabella Street, Suite 150, Ottawa, Ontario, Canada on September 20, 2007. Out of 88,061,955 shares of Common Stock (as of the record date of August 9, 2007) entitled to vote at the meeting, 56,826,280, or 65%, were present in person or by proxy.

A majority of the votes cast at the meeting were voted in favor of the proposal to ratify the appointment by the Board of Directors of Raymond Chabot Grant Thornton LLP as independent auditors of our financial statements for the year ending March 31, 2008. The following sets forth the tally of the votes cast on the proposal:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
56,586,270	0	240,010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation
Registrant

DATE	SIGNATURE
November 15, 2007	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer

DATE	SIGNATURE
November 15, 2007	/s/ John Chapman John Chapman, Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, John Chapman , pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, John Chapman, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
*	Filed herewith