Form 10QSB
period 2007-12-31
ZIM CORP
filed 2008-02-14
CIK 1124160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007
Or
	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-31691

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ]    No [x]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at February 8, 2008

Common shares	95,460,867

        Transitional Small Business Format (check one): Yes     No [X]

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three months ended December 31, 2007		Three months ended December 31, 2006		Nine months ended December 31, 2007		Nine months ended December 31, 2006
	$		$		$		$
Revenue
Mobile		417,191		234,941		814,809		989,098
Software		281,671		283,028		868,766		815,581
Total revenue		698,862		517,969		1,683,575		1,804,679

Operating expenses
Cost of revenue		103,798		155,717		351,949		796,911
Selling, general and administrative		405,926		516,078		1,277,774		1,529,599
Research and development		121,536		144,270		384,779		397,926
Amortization of intangible assets		-		224,575		-		750,783
Total operating expenses		631,260		1,040,640		2,014,502		3,475,219

Loss from operations		67,602		(522,671)		(330,927)		(1,670,540)
Other income (expense):
Gain on sale of assets		4,074		-		134,267		-
Interest income (expense), net		909		(245)		545		1,588
Total other income (expense)		4,983		(245)		134,812		1,588
Income (loss) before income taxes		72,585		(522,916)		(196,115)		(1,668,952)
Income tax benefit		83,173		15,799		153,269		224,119
Net income (loss)		155,758		(507,117)		(42,846)		(1,444,833)

Basic and fully diluted income (loss) per share		0.002		(0.006)		(0.000)		(0.018)
Weighted average number of shares outstanding		89,750,837		87,948,153		88,626,963		81,856,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine months ended December 31, 2007	Nine months ended December 31, 2006
	$	$
OPERATING ACTIVITIES
Net loss	(42,846)	(1,444,833)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	65,131	75,479
Amortization of intangible assets	-	750,783
Gain on sale of assets	(134,267)	-
Stock-based compensation	93,182	142,794
Changes in operating working capital	(331,599)	545,025
Cash flows (used in) provided by operating activities	(350,399)	69,248

INVESTING ACTIVITIES
Purchase of property and equipment	(26,308)	(23,948)
Proceeds from sale of assets	137,139	-
Business acquisition	-	(39,399)
Cash flows provided by (used in) investing activities	110,831	(63,347)

FINANCING ACTIVITIES
Proceeds from the exercise of options	-	3,000
Proceeds from shares issued through a private placement	-	280,422
Repayment of note payable	-	(187,500)
Repayment of line of credit	-	(29,967)
Proceeds from related parties	50,040	-
Cash flows provided by financing activities	50,040	65,955

Effect of changes in exchange rates on cash	21,398	34,082

Increase (decrease) in cash	(168,130)	105,938
Cash, beginning of period	441,637	237,035
Cash, end of period	273,507	342,973

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

On December 4, 2007, the Company’s Chief Executive Officer and majority shareholder converted debt of $99,980 and cumulative interest of $3,605 into equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	December 31,	March 31,
	2007	2007
ASSETS	$	$
Current assets
Cash	273,507	441,637
Accounts receivable, net	383,406	315,875
Investment tax credits receivable	144,084	149,512
Prepaid expenses	55,563	63,620
	856,560	970,644
Property and equipment, net	198,376	230,291
	1,054,936	1,200,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	110,470	296,958
Accrued liabilities	202,494	195,615
Deferred revenue	236,545	341,681
Due to a shareholder	-	43,305
	549,509	877,559
Deferred rent	51,599	54,447

Shareholders' equity:
Preferred shares, no par value, non-cumulative
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at December 31, 2007 and March 31, 2007.	-	-
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at December 31, 2007 and March 31, 2007.	-	-
Common shares, no par value, voting,
Unlimited authorized shares; 95,460,867 shares issued and outstanding as at December 31, 2007 and 88,061,955 shares as at March 31, 2007.	19,124,178	19,047,850
Additional paid-in capital	2,580,063	2,455,552
Accumulated deficit	(21,581,206)	(21,538,360)
Accumulated other comprehensive income	330,793	303,887
	453,828	268,929
	1,054,936	1,200,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2007 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS, LIQUIDITY AND GOING CONCERN

COMPANY OVERVIEW

ZIM is a provider of software products and services for the database, mobile and internet protocol television (IPTV) markets. ZIM products and services are used by enterprises in the design, development and management of business, database and IPTV applications. ZIM also provides mobile content to the consumer market.

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

BUSINESS OF THE COMPANY

ZIM started operations as a developer and provider of database software known as Zim IDE software.  Zim IDE software is used by companies in the design, development, and management of information databases and mission critical applications.  The Company continues to provide this software to its client base.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Beginning in 2002, the Company expanded its business strategy to include opportunities associated with mobile products.  Prior to fiscal 2007, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging.  Although SMS will continue to provide revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users.  With the acquisition of AIS, the Company commenced offering mobile content directly to end users.

In 2008 ZIM continues to develop and sell enterprise database software, SMS messaging and mobile content to end users. ZIM has also added the ZIM TV service and in partnership with the International Table Tennis Federation (ITTF) provides development and hosting services for IPTV to ITTF end users. ZIM will continue to develop its IPTV line of business.

LIQUIDITY AND GOING CONCERN

The Company has incurred a net loss of $42,846 and a net income of $155,758 during the nine and three months ended December 31, 2007 and $168,130 of cash was consumed for the nine months ended December 31, 2007.  This amount is mainly a result of the net loss and the changes in operating working capital.

At December 31, 2007, ZIM had cash of $273,507 and working capital of $307,051, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. This change of financial position principally reflects the one-time recognition of revenue in the premium SMS segment of $197,948 that resulted from a review of outstanding payables and receivables and subsequent settlement of outstanding amounts with vendors and customers. Also, the Scientific Research and Development Tax Credits received from the Canadian federal government were greater than booked because the estimates supporting the valuation allowance used at the end of fiscal 2007 proved to have been too low. These gains were offset by a continued decline in revenues generated from ZIM’s SMS services.

The Company needs an estimated $300,000 (annualized at $600,000) in financing in order to fund operating losses and other working capital requirements for the next six months. The Company has access to a line of credit for approximately $504,388 from its Chief Executive Officer, of which all remains available, and a working capital line from its principal banker for $50,439, all available as at December 31, 2007. In addition, there was a cash balance of $273,507 at December 31, 2007.  Management believes that these funds will be able to fund existing operations for the next six months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in executing  its strategic plan as well as its ability to maintain business in existing operations and its ability to raise additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2007 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

If the Company’s expenses surpass the funds available or if it requires additional expenditures to continue the business, it may be unable to obtain the necessary funds and may have to curtail or suspend some or all of its business operations, which would likely have a material adverse effect on the Company’s business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2007.

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

The sale consists of 4 parts that have distinct values and payments for each part:

1.	Short Message Peer to Peer Protocol Platform (SMPP)= approximately $70,395 due upon signing
2.	Pitney Bowes Contract = approximately $52,562 due upon transfer of the contract
3.	Rogers Contract = approximately $41,298 due upon transfer of the contract
4.	Ontario Lottery and Gaming Corporation Contract = 500,000 common shares due upon transfer of the contract

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

As of December 31, 2007 the Short Message Peer to Peer Protocol (SMPP) Platform has been transferred. The Pitney Bowes contract has also been transferred and the portion of the sale related to these items has been recognized as a gain on sale of assets. Rogers terminated its use of the desk top text services provided under the contract to be transferred, which has resulted in the contract not being transferred. A portion of the Rogers contract value, in the amount of $16,605, has been recognized, as non-refundable cash towards this portion of the contract has been received. The agreement provides that, in the event that the remaining conditions are not met, the amounts paid and the assets transferred to date, based on the conditions that have been met, will not be returned. The amount of the Rogers contract that will not be realized is $24,693. The transfer of the remaining contract is progressing.

5 - ACQUISITION OF ADVANCED INTERNET INC.

Effective April 1, 2006, ZIM acquired all of the issued and outstanding common shares of AIS. AIS owns and operates two internet mobile content sites, www.ringingphone.com and www.monstertones.com.  The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations of AIS are included in the consolidated financial statements beginning on April 1, 2006, the acquisition date. The total purchase price of $951,434 included a note payable of $250,000, acquisition costs of $37,778, 500,000 stock options with a value of $13,656 and 10,000,000 common shares valued at $650,000.  The basis for the determination of the weighted average stock price of $0.065 was the daily closing price of the Company's common stock on the four days prior to and following the acquisition announcement date of April 1, 2006. The stock options, which expire March 31, 2009 and have an exercise price of $0.071, were valued using the Black-Scholes method.

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

6- INCOME PER SHARE

For the purposes of the gain (loss) per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options, the effect on the loss per share would have been anti-dilutive. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would have been negligible.

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	December 31, 2007	December 31, 2006

Stock options	-	4,467,515
Warrants	-	18,365,386

Total options outstanding at December 31, 2007 and 2006 were 27,233,953 and 28,223,049 respectively.

On December 4, 2007 the Company issued 7,398,912 warrants as part of a debt conversion (see Note 7). Total warrants outstanding at December 31, 2007 and 2006 were 8,548,918 and 19,515,392 respectively. 1,150,006 will expire on May 30, 2008 and 7,398,912 will expire on March 3, 2009.

7 - RELATED PARTY TRANSACTIONS

In August 2005, the Company secured an operating line of credit of approximately $504,388 ($500,000 CDN) from its Chief Executive Officer and majority shareholder, on the same financial terms (with the exception of covenants) as the working capital line of credit from its principal banker. The interest on this line of credit is calculated at the Royal Bank of Canada’s prime rate plus 1.75%. On December 31, 2007 there was no outstanding balance relative to an outstanding balance of $43,305 on March 31, 2007. This decrease is a result of the debt to common equity conversion that took place on December 4, 2007.

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

On December 4, 2007, ZIM’s Chief Executive Officer and controlling shareholder acquired 7,398,912 units through the conversion of debt and accumulated interest (due to shareholder) in the amount of $103,585. The debt was the accumulation of the funds loaned to the company by Chief Executive Officer as part of the ongoing credit facility. (Note 8)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

8 - SHAREHOLDERS' EQUITY

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at $0.04 per unit, which represented the closing market price of ZIM’s common stock on the OTCBB on June 29, 2007, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,193.  Each unit consists of one common share and one common share purchase warrant.  These warrants expired on September 30, 2007.  Of these units, 18,024,591 were purchased by the Chief Executive Officer and controlling shareholder.

On December 4, 2007, ZIM’s Chief Executive Officer and controlling shareholder acquired 7,398,912 units through the conversion of debt and accumulated interest (due to shareholder) in the amount of $103,585. The units were priced at $0.014 per unit, which represented the closing market price of ZIM’s common stock on the OTCBB on December 3, 2007, with each unit consisting of one common share and one warrant to purchase common shares for $0.014 per share. The warrants will expire on March 3, 2009. The warrants have been valued using the same Black-Scholes methodology as the Company’s stock options and have been valued at $36,991. This amount has been accounted for as additional paid in capital with the remaining amount of $66,594 being accounted for as common equity.

The Company did not issue any common shares during the nine months ended December 31, 2007 pursuant to the exercise of stock options by employees.  During the nine months ended December 31, 2006 the Company issued 60,000 common shares pursuant to the exercise of stock options by employees.  Proceeds from the exercise of these options were $3,000.

ADDITIONAL PAID IN CAPITAL

During the nine month periods ended December 31, 2007 and 2006, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $93,182 and $142,794, respectively, during those periods.

9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended December 31, 2007	Three months ended December 31, 2006	Nine months ended December 31, 2007	Nine months ended December 31, 2006
	$	$	$	$

Net income (loss)	155,758	(507,117)	(42,846)	(1,444,833)
Foreign currency translation adjustment	7,130	(19,582)	26,906	23,632
Comprehensive income (loss)	162,888	(526,699)	(15,940)	(1,421,201)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

10 - SEGMENT REPORTING

Management has determined that the Company operates in two reportable segments: mobile applications and enterprise software. Mobile applications involve providing SMS and other content applications and services for mobile devices and Internet TV. Enterprise software involves providing enterprise software for designing, developing and managing database systems and applications.

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

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

Three months ended December 31, 2007	Mobile	Software	Total
	$	$	$
Revenue	417,191	281,671	698,862

Cost of revenue	65,043	38,755	103,798

Gross Margin	352,148	242,916	595,064

Allocation of selling, general, administration, and research and development expenses	312,142	215,320	527,462
Gain on sale of assets	(4,074)	-	(4,074)
Allocation of interest income	(538)	(371)	(909)
Income tax benefit	(49,220)	(33,953)	(83,173)
	258,310	180,996	439,306

Net income	93,838	61,920	155,758

Three months ended December 31, 2006	Mobile	Software	Total
	$	$	$
Revenue	234,941	283,028	517,969

Cost of revenue	109,639	46,078	155,717

Gross Margin	125,302	236,950	362,252

Allocation of selling, general, administration, and research and development expenses	370,796	289,552	660,348
Amortization of intangible assets	224,575	-	224,575
Allocation of interest expense	204	41	245
Income tax benefit	(10,096)	(5,703)	(15,799)
	585,479	283,890	869,369
Net loss	(460,177)	(46,940)	(507,117)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Nine months ended December 31, 2007	Mobile	Software	Total
	$	$	$
Revenue	814,809	868,766	1,683,575

Cost of revenue	235,080	116,869	351,949

Gross Margin	579,729	751,897	1,331,626

Allocation of selling, general, administration, and research and development expenses	723,799	938,754	1,662,553
Gain on sale of assets	(134,267)	-	(134,267)
Allocation of interest income	(237)	(308)	(545)
Income tax benefit	(66,726)	(86,543)	(153,269)
	522,569	851,903	1,374,472

Net income (loss)	57,160	(100,006)	(42,846)

Nine months ended December 31, 2006	Mobile	Software	Total
	$	$	$
Revenue	989,098	815,581	1,804,679

Cost of revenue	673,947	122,964	796,911

Gross Margin	315,151	692,617	1,007,768

Allocation of selling, general, administration, and research and development expenses	1,113,504	814,021	1,927,525
Amortization of intangible assets	750,783	-	750,783
Allocation of interest income	(870)	(718)	(1,588)
Income tax benefit	(144,150)	(79,969)	(224,119)
	1,719,267	733,334	2,452,601

Net income (loss)	(1,404,116)	(40,717)	(1,444,833)

The following table sets forth segment assets used by each product line:

	December 31, 2007	March 31, 2007
	$	$
Mobile	510,563	610,943
Software	554,373	589,992
	1,054,936	1,200,935

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Three months ended December 31, 2007	Three months ended December 31, 2006	Nine months ended December 31, 2007	Nine months ended December 31, 2006
	$	$	$	$

Canada	114,178	38,958	180,141	154,261
Brazil	238,575	254,618	747,812	675,454
United States	186,311	158,939	524,424	621,059
United Kingdom	91,565	24,426	126,723	106,568
Europe	64,278	37,476	86,662	240,786
Other	3,955	3,552	17,813	6,551
Total revenue	698,862	517,969	1,683,575	1,804,679

			December 31, 2007	March 31, 2007
			$	$
Long-lived assets
Canada			189,885	221,601
Brazil			8,491	8,690
Total long-lived assets			198,376	230,291

11 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments related to rent expenses for office space for the next five years:

$
2008	57,617
2009	76,606
2010	72,720
2011	42,420
2012	-
249,363

OTHER

The Company is committed to pay an arm's length third party $75,000, in consideration for consulting services, upon the listing of ZIM’s common shares on a national securities exchange selected by ZIM's Board of Directors.

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

FSP FAS 157-b applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). As per FSP FAS 157-b the effective date has been deferred to be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of the FSP.

The Company does not anticipate that the adoption of SFAS 157 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not anticipate that the adoption of SFAS 159 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

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

EXECUTIVE SUMMARY

Revenue for the first nine months of fiscal 2008 was $1,683,575 compared with revenue of $1,804,679 in the first nine months of last fiscal year. The decrease is attributable to the expected decline in revenue from our mobile segment, specifically SMS services and aggregation, caused by the continued saturation of the aggregation market.

Net income for the quarter and net loss for the nine months ended December 31, 2007 were $155,758 and $42,846, respectively, as compared to a net loss of $507,117 and a net loss of $1,444,833 for the quarter and nine months ended December 31, 2006.  The income for the quarter and decrease in the net loss for the nine months is partially attributable to the amortization of intangible assets of $750,783 in the first nine months of fiscal 2007. These assets were fully amortized by March 31, 2007. The decrease in net loss is also attributable to the gain on sale of assets to SilverBirch of $134,267 that took place in the first nine months of fiscal 2008 and reflects a one-time recognition of revenue in the premium SMS segment of $197,948 that resulted from a review of outstanding payables and receivables and subsequent settlement of outstanding amounts with vendors and customers. Also, the Company was able to curtail selling and general administrative expenses and increase gross margins from 56% to 76% from the first nine months of fiscal 2007 compared to the first nine months of fiscal 2008. This increase in margin is due mainly to the sale of much higher margin mobile content coupled with the increase in revenue from maintenance and consulting services related to our database products.

ZIM had cash of $273,507 at December 31, 2007 as compared to cash of $441,637 at March 31, 2007.

The Company consumed cash flow of $168,130 for the nine months ended December 31, 2007.  The consumption of cash flow is a result of normal operations, the gain on the sale of assets to SilverBirch, Scientific Research and Development Tax Credits received from the Canadian federal government were greater than booked because the estimates supporting the valuation allowance used at the end of fiscal 2007 proved to have been too low, and changes in working capital.

BUSINESS OVERVIEW

ZIM is a provider of software products and services for the database, mobile and IPTV markets. ZIM products and services are used by enterprises in the design, development and management of business, database and IPTV applications. ZIM also provides mobile content to the consumer market.

As an aggregator, ZIM transmits a broad variety of messaging, content, and applications worldwide for other business. ZIM provides an operator-grade, high-volume delivery infrastructure that is scalable, with detailed reporting available to our customers.

Effective April 1, 2006 ZIM acquired Advanced Internet Inc. (“AIS”), from Advanced Telecom Services (“ATS”).  AIS owns and operates two internet mobile content sites known as www.ringingphone.com and www.monstertones.com.  As a mobile content provider, we sell ringtones and wallpaper (or pictures) for cell phone users to download.  Consumers can order these services through the web site or through their mobile phones on a monthly subscription basis or per-message basis.

Relying on business relationships in the mobile industry and the infrastructure we have developed or purchased, we are continuing to explore opportunities within the mobile space.  We believe the cell phone will continue to evolve in its uses to include such features as mobile TV, content downloads and enterprise applications. There is no guarantee that we will be able to successfully identify new opportunities in the industry or that we will be able to generate sufficient revenue from providing mobile content or these other anticipated changes.

In addition to the above markets, we continue to sell the Zim Integrated Development Environment, or the Zim IDE software. Zim IDE software is currently used by companies in the design, development, and management of information databases and business applications. The software is now licensed to thousands of customers through direct sales as well as an established network of VARs (Value Added Resellers) and distributors.

The July sale to SilverBirch of ZIM’s Canadian mobile gateway technology, customer contracts and proprietary web to text applications (see Note 4, Page 8) is in line with ZIM’s business strategy of focusing on our current Mobile Content, Internet TV and database applications. SilverBirch is the ideal purchaser for these assets as it will ensure the continuity and quality of our Canadian gateway services to our customers and partners going forward.

In 2008 ZIM continues to develop and sell software and services, SMS network and mobile content to enterprise and consumer users. We continue to provide ZIM TV service and in partnership with the International Table Tennis Federation (ITTF) provide development and hosting services for internet television (IPTV) to ITTF end users. ZIM will continue to develop its IPTV line of business.

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

There have been no material changes to our critical accounting estimates from those described in our Form 10-KSB for the year ended March 31, 2007.

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

STOCK-BASED COMPENSATION

For the nine months ended December 31, 2007, the Company recognized compensation expense for employees and consultants of $80,621 and $12,561, respectively.  For the nine months ended December 31, 2006 the Company recognized compensation expense for employees and consultants of $134,144 and $8,650, respectively.  The Company does not have any non-vested awards.

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

	Nine months ended December 31, 2007	Nine months ended December 31, 2006

Risk-free interest rate	4.00%	5.00%
Expected volatility	80%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended December 31, 2007 and 2006. The information for the three months ended December 31, 2007, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2007, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES
	Three months ended December 31, 2007	As a %	Three months ended December 31, 2006	As a %
	$		$
Mobile content	106,748	15%	119,461	23%
Bulk SMS	32,907	5%	44,775	9%
Premium SMS	243,711	35%	42,911	8%
Other SMS services and products	33,825	5%	27,794	5%
	417,191	60%	234,941	45%

Software	54,233	8%	38,179	7%
Maintenance and consulting	227,438	32%	244,849	48%
	281,671	40%	283,028	55%

Total Revenue	698,862	100%	517,969	100%

Total revenues for the three months ended December 31, 2007 were $698,862 as compared to $517,969 for the three months ended December 31, 2006. When the one time recognition of revenue is removed the result is revenue of $500,914 for the quarter ended December 31, 2007. This decrease of $17,055, or 3%, in revenues is mainly attributable to reduced revenue from our SMS offerings, caused by the continued saturation of the market. The decline in maintenance and consulting revenue was offset by the increase in software revenue related to the delivery and customer acceptance of major projects in the quarter.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two internet portals offering mobile content.  Consumers are able to download ringtones and wallpapers directly from our internet sites to their mobile phones.  Consumers can choose to pay for the content with their credit card or through electronic billing systems. Compared to $119,461 for the three months ended December 31, 2006 this revenue stream has decreased to $106,748 for the three months ended December 31, 2007 as a result of continued saturation of the market.  At the same time the margins in this line of business have increased substantially, from 53% to 70%, due to an increase in pricing structure and our ability to decrease the cost of revenue.

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list.  Success in this industry is dependant on sending large quantities of messages on stable cost effective telecommunication routes.  For the quarter ending December 31, 2007 we did not have significant numbers of customers using our routes and as a result our revenues decreased from $44,775 to $32,907. While this is a decline as compared to the same quarter last year the revenue increased relative to the second quarter of this year from $7,442 to $32,907. This increase is expected to be an isolated one due to some special campaigns and we do not anticipate that it indicates a trend that will continue. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route.  Different aggregators are able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators.  Due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future. We are not focusing on expanding this area of the business. As a result, we do not expect to see any growth in our bulk messaging revenue for fiscal 2008.

PREMIUM SMS

Our premium SMS messaging revenue increased from $42,911 for the quarter ended December 31, 2006 to $243,711 for the quarter ended December 31, 2007. In the quarter ended December 31, 2007, the Company conducted a review of outstanding payables and receivables and subsequently settled outstanding amounts with vendors and customers. This settlement resulted in a one-time recognition of revenue of $197,948. When this one time recognition of revenue is removed the result is revenue of $45,763 for the quarter ended December 31, 2007.This increase is expected to be an isolated one due to some special campaigns and we do not anticipate that it indicates a trend that will continue. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business. As a result, we expect to see further decreases in our premium SMS messaging revenue for fiscal 2008. As previously disclosed, we believe that the decrease in margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products increased from $27,794 for the quarter ended December 31, 2006, to $33,825 for the quarter ended December 31, 2007. This increase is expected to be an isolated one due to some special campaigns and we do not anticipate that it indicates a trend that will continue. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in. We will continue to operate the other services without adding any further improvements.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Total revenues relating to the Zim IDE software, maintenance and consulting have decreased slightly from $283,028 to $281,671 for the quarters ended December 31, 2006 and 2007, respectively. The decline in maintenance and consulting revenue was offset by the increase in software revenue related to the delivery and acceptance of two large development projects in the quarter.

We will continue to allocate the resources to the maintenance and development of our database products while we continue to generate revenues from this product line. We remain committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended December 31, 2007	Three months ended December 31, 2006	Period to period change
	$	$	$

Cost of revenue	103,798	155,717	(51,919)
Selling, general and administrative	405,926	516,078	(110,152)
Research and development	121,536	144,270	(22,734)
Amortization of intangible assets	-	224,575	(224,575)
	631,260	1,040,640	(409,380)

COST OF REVENUE

	Three months ended December 31, 2007	Three months ended December 31, 2006
	$	$
Mobile
Revenue	417,191	234,941
Cost of revenue	(65,043)	(109,639)
Gross margin	352,148	125,302

Gross margin percentage	84%	53%

Software
Revenue	281,671	283,028
Cost of revenue	(38,755)	(46,078)
Gross margin	242,916	236,950

Gross margin percentage	86%	84%

The slight increase in gross margins in our software segment relates to higher revenues while holding costs stable. Increased margins in the mobile segment are due to the one time revenue recognition, increase in pricing structure and our ability to decrease the cost of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarters ended December 31, 2007 and December 31, 2006 were $405,926 and $516,078, respectively. The decrease in selling, general and administrative fees relates to our continued focus on reducing costs to align them with revenue.

RESEARCH AND DEVELOPMENT

Research and development expenses for the quarters ended December 31, 2007 and 2006 were $121,536 and $144,270, respectively. This decrease is related to the reduction of contract staff related to our database product development.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the quarter ended December 31, 2006 relates to the intangible assets acquired in the acquisition of AIS.  Intangible assets include the customer list, corporate relationships and core technology. These assets were fully amortized at the end of March 31, 2007.

OTHER INCOME

In relation to the sale of assets to SilverBirch, as of December 31, 2007 the Short Message Peer to Peer Protocol (SMPP) Platform has been transferred and the Pitney Bowes contract has also been transferred. The portion of the purchase price related to these items has been recognized as a gain on sale of assets. A portion of the Rogers contract value, in the amount of $16,605, has been recognized, as non-refundable cash towards this portion of the contract has been received. The agreement provides that, in the event that the remaining conditions are not met, the amounts paid and the assets transferred to date, based on the conditions that have been met, will not be returned. The amount of the Rogers contract that will not be realized is $24,693. The total amount recognized in relation to this sale is $134,267.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the nine months ended December 31, 2007 and 2006. The information for the nine months ended December 31, 2007, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the year ended March 31, 2007, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is stated in US dollars.

REVENUES
	Nine months ended December 31, 2007	As a %	Nine months ended December 31, 2006	As a %
	$		$
Mobile content	367,799	22%	415,606	23%
Bulk SMS	74,253	4%	307,902	17%
Premium SMS	304,626	18%	176,594	10%
Other SMS services and products	68,131	4%	88,996	5%
	814,809	48%	989,098	55%

Software	136,680	8%	107,874	6%
Maintenance and consulting	732,086	44%	707,707	39%
	868,766	52%	815,581	45%

Total Revenue	1,683,575	100%	1,804,679	100%

Total revenues for the nine months ended December 31, 2007 were $1,683,575 as compared to $1,804,679 for the nine months ended December 31, 2006. The decrease of $319,052, or 18%, in revenues is attributable to reduced revenue from our SMS and mobile content offerings, caused by the continued saturation of the market. This decrease is offset by the one-time revenue recognition in the premium SMS market of $197,948.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

Compared to $415,606 for the nine months ended December 31, 2006 this revenue stream has decreased to $367,799 for the nine months ended December 31, 2007.  At the same time the margins in this line of business have increased substantially, from 32% to 62%, due to the increase in pricing structure and our ability to decrease the cost of revenue.

BULK SMS

For the first nine months of fiscal 2008 we did not have significant customers using our routes, due to our uncompetitive pricing, and as a result, our revenues decreased from $307,902 to $74,253. (Refer to Analysis of three months ending December 31, 2007.)

PREMIUM SMS

Our premium SMS messaging revenue increased from $176,594 for the nine months ended December 31, 2006 to $304,626 for the nine months ended December 31, 2007. (Refer to Analysis of three months ending December 31, 2007.)

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $88,996 for the nine months ended December 31, 2006, to $68,131 for the nine months ended December 31, 2007. (Refer to Analysis of three months ending December 31, 2007.)

SOFTWARE, MAINTENANCE AND CONSULTING

Total Revenues relating to the Zim IDE software increased from $815,581 for the nine months ending December 31, 2006 to $868,766 for the nine months ending December 31, 2007. This is principally due to the delivery and acceptance of two large development projects in the quarter ending December 31, 2007.

OPERATING EXPENSES

	Nine months ended December 31, 2007	Nine months ended December 31, 2006	Period to period change
	$	$	$

Cost of revenue	351,949	796,911	(444,962)
Selling, general and administrative	1,277,774	1,529,599	(251,825)
Research and development	384,779	397,926	(13,147)
Amortization of intangible assets	-	750,783	(750,783)
	2,014,502	3,475,219	(1,460,717)

COST OF REVENUE

	Nine months ended December 31, 2007	Nine months ended December 31, 2006
	$	$
Mobile
Revenue	814,809	989,098
Cost of revenue	(235,080)	(673,947)
Gross margin	579,729	315,151

Gross margin percentage	71%	32%

Software
Revenue	868,766	815,581
Cost of revenue	(116,869)	(122,964)
Gross margin	751,897	692,617

Gross margin percentage	87%	85%

The slight increase in gross margins in our software segment relates to higher revenues while holding costs stable. Increased margins in the mobile segment are due to the one-time revenue recognition, increase in pricing structure and our ability to decrease the cost of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the nine months ended December 31, 2007 and December 31, 2006 were $1,277,774 and $1,529,599, respectively. The decrease in selling general and administrative fees relates to our continued focus on reducing costs to align them with revenue.

RESEARCH AND DEVELOPMENT

Research and development expense for the nine months ended December 31, 2007 and 2006 were $384,779 and $397,926 respectively. The decrease relates to our continued focus on cost reduction alignment to revenue.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangibles for the nine months ended December 31, 2006 relates to the intangible assets acquired in the acquisition of AIS.  Intangible assets include the customer list, corporate relationships and core technology. These assets were fully amortized at the end of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company recorded a net income of $155,758 and a net loss $42,846 during the three and nine months ended December 31, 2007, and $168,130 of cash was consumed for the nine months ended December 31, 2007.  This amount is mainly a result of the net loss, gain on sale of assets to SilverBirch and the changes in working capital, described above.

At December 31, 2007, ZIM had cash of $273,507 and working capital of $307,051, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. This change of financial position principally reflects the one-time recognition of revenue in the premium SMS segment of $197,948 that resulted from a review of outstanding payables and receivables and subsequent settlement of outstanding amounts with vendors and customers. Also, the Scientific Research and Development Tax Credits received from the Canadian federal government were greater than booked because the estimates supporting the valuation allowance used at the end of fiscal 2007 proved to have been too low. These gains were offset by a continued decline in revenues generated from ZIM’s SMS services.

Cash flows for the fiscal periods were as follows:
	Nine months ended December 31, 2007	Nine months ended December 31, 2006
	$	$
Cash flows provided by (used in) operating activities	(350,399)	69,248
Cash flows provided by (used in) investing activities	110,831	(63,347)
Cash flows provided by financing activities	50,040	65,955

We received $110,831 and used $63,347 of cash in investing activities during the nine month periods ended December 31, 2007 and 2006, respectively.  In the first nine months of this fiscal year we received $137,139 in cash related to the sale of assets to SilverBirch. In the first nine months of fiscal 2007 we used $39,399 to acquire AIS.  Included in the amount are legal and miscellaneous fees. In addition we paid $125,000 on the note payable related to the acquisition. In November 2007, the Company utilized the credit facility provided by ZIM’s Chief Executive Officer and controlling shareholder in the amount of $50,040. Subsequently on December 4, 2007, ZIM’s Chief Executive Officer and controlling shareholder acquired 7,398,912 units through the conversion of the accumulated debt on the credit facility and accumulated interest (due to shareholder) in the amount of $103,585.

The Company needs an estimated $300,000 (annualized at $600,000) in financing in order to fund operating losses and other working capital requirements for the next six months. The Company has access to a line of credit for approximately $504,388 from its Chief Executive Officer, of which all remains available, and a working capital line from its principal banker for $50,439, all available as at December 31, 2007. In addition, there was a cash balance of $273,507 at December 31, 2007.  Management believes that these funds will be able to fund existing operations for the next six months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in executing its strategic plan as well as its ability to maintain business in existing operations and its ability to raise additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2007 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

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

CONTRACTUAL OBLIGATIONS

The Company has the following financial commitments related to rent expenses for office space for the next five years:

$
2008	57,617
2009	76,606
2010	72,720
2011	42,420
2012	-
249,363

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

FSP FAS 157-b applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). As per FSP FAS 157-b the effective date has been deferred to be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of the FSP.

The Company does not anticipate that the adoption of SFAS 157 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not anticipate that the adoption of SFAS 159 will have a significant impact on its consolidated financial position, statement of operations or cash flows.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer, and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Our Chief Executive Officer, and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols.

A material weakness is a deficiency in internal control over financial reporting such that there is reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

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

On July 20, 2007, ZIM entered into a Contract with CHAPMAN CFO Resources providing finance consulting services to oversee the finance functions of the company. The lead practitioner for the contract is John Chapman, who was named Chief Financial Officer of the Company effective November 8, 2007.

We intend to continue to improve our internal controls; however, our small size and financial resources continue to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting identified in connection with our CEO and CFO’s evaluation at December 31, 2007 that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the following:

In the third quarter of fiscal year 2008 the Comptroller of ZIM left the company and has been replaced. At the November 8, 2007 meeting of the Board of Directors, John Chapman was appointed Chief Financial and Accounting Officer of the Company.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 - OTHER INFORMATION
Not applicable.

ITEM 6 – EXHIBITS
The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits.  The Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIM Corporation
Registrant

DATE	SIGNATURE
February 14, 2008	/s/ Dr. Michael Cowpland Michael Cowpland, President and Chief Executive Officer

DATE	SIGNATURE
February 14, 2008	/s/ John Chapman John Chapman, Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
10.1	Surrender and Conversion Agreement between the registrant and Dr. Michael Cowpland dated December 4, 2007 (*)
10.2	Consulting Agreement between the registrant and Chapman CFO Resources Inc. dated July 20, 2007 (*)
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, John Chapman , pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, John Chapman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
*	Filed herewith