Form 10KSB
period 2008-03-31
ZIM CORP
filed 2008-06-25
CIK 1124160

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ x]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

Title of Class
Common shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   □

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes   □   No  ☒

The registrant's revenues for our most recent fiscal year were $2,068,065.  The aggregate market value of voting stock held by non-affiliates is $162,980 based on 27,163,250 shares at June 20, 2008 held by non-affiliates.  The registrant does not have any authorized or issued and outstanding non-voting stock.  The closing price on the Over the Counter Bulletin Board on June 20, 2008 was $0.006.

The number of common shares of the registrant outstanding as of June 20, 2008 was 95,460,867.

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

Overview

ZIM Corporation is a provider of software products and services for the database, mobile and internet protocol television (IPTV) markets. ZIM products and services are used by enterprises in the design, development and management of business, database and IPTV applications. ZIM also provides mobile content to the consumer market.

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

Specifically during the quarter ended September 30, 2006, we entered into a partnership with PPLive of China, a peer to peer (P2P) Internet TV portal.  During the quarter ended December 31, 2006, we began offering a P2P Internet TV site, www.zimtv.biz. Through a user friendly interface on ZIMTV, consumers can watch free and/or pay per view channels containing sports, movies, television, news, animation and educational video content. During the process of building a customer base, we have allowed customers free trial subscriptions for all content including the premium channels.  As a result, we did not generate any revenue from consumers for our IPTV offering.  We charge content providers a fee for their channel. During fiscal 2007 we had approximately $7,400 in revenues from channel sales for our IPTV.

During fiscal year 2008 we conducted several trials of our live IPTV streaming service with a key customer. It was determined that P2P did not provide acceptable quality standards. As such we discontinued our partnership with PPLive and switched to Windows Media and Flash-based technologies, which resulted in superior results. The trials were paid for by the customer and resulted in approximately $36,300 in revenues for the fiscal 2008 period. In addition we continued to provide consumers free access to our ZIMTV content portal.

While we continue to pursue our IPTV business, there is no guarantee that we will be able to successfully identify new opportunities in the industry or that we will be able to generate ongoing revenue from ZIMTV.

MOBILE

Our business strategy previously involved designing mobile data software products to take advantage of the existing wireless data network infrastructure known as Short Message Service (SMS). SMS, mobile messaging, or text messaging, as it is also known, enables users to communicate person to person and application to person through cellular handsets and other SMS-enabled devices.  The expertise we gained in the SMS infrastructure and network allowed us to expand into the aggregation of SMS messages in 2004.  Aggregators transmit a broad variety of messaging, content, and applications worldwide. ZIM continues to provide a high-volume delivery infrastructure that is scalable with detailed reporting available to our mobile content customers.

During the year ended March 31, 2006, it became apparent that the SMS aggregation market was becoming consolidated, which made it increasingly difficult for us to compete.  We noticed a downward trend in sales of aggregation services by the end of the third quarter of fiscal 2006 and decided to expand our product and service offerings.  Effective April 1, 2006 we acquired Advanced Internet Inc. (“AIS”) from Advanced Telecom Services.  AIS owns and operates two internet mobile content sites known as www.ringingphone.com and www.monstertones.com.  As a mobile content provider, we sell ring tones and wallpaper (or pictures) for cell phone users to download.  Consumers can order these services through the web sites on a monthly subscription basis or per item basis.

For fiscal 2008 we increased our pricing model for our mobile content products. This stabilized our mobile content revenues and resulted in higher gross margins for fiscal 2008 in this business segment.

In the second quarter of fiscal 2008 we sold our Canadian short message peer-to-peer protocol (SMPP) Gateway and aggregation business as well as certain customer contracts to SilverBirch Studios. We continue to offer aggregation services outside of the Canadian market and in the Canadian market through an agreement with SilverBirch.

Mobile content continues to be a very competitive business and we do not foresee the ability to increase this business in any significant way. The management of ZIM will continue to investigate opportunities to maximize value for the company in the mobile content space. However there are no guarantees that we will be successful at identifying new opportunities.

SOFTWARE

Historically, we were a developer and provider of the Zim (IDE) software, which is used by companies in the design, development, and management of information databases. We now license the Zim IDE software products to customers through direct and partner sales.

The Zim IDE software provides an integrated development environment (IDE) for Microsoft Windows, UNIX and Linux computer operating systems. An integrated development environment is a set of programs that runs from a single user interface for use in the creation of applications and management of corporate databases.

The Zim IDE software was designed to handle complex data management in a more efficient manner than the database technologies historically provided by other vendors. The distinctive characteristic of the Zim IDE software is its object dictionary which contains more than just a table of data. Instead, all relationships and data information are concurrently stored in the object dictionary, making it easier to manage and retrieve information. Furthermore, Zim IDE software uses data sets rather than record-by-record access to manage information. This technique further simplifies the management of data.

The Zim IDE software has been used to develop database applications that have been deployed in a wide range of industries, including finance, insurance, marketing, human resources, information and records management. Applications built with the Zim IDE will also fully access most other major databases such as Oracle and SQL Server.

In fiscal 2008 we continued to support our existing customer base and users of the ZIM IDE software. In addition we continued to allocate research and development resources to improve the performance and features of the ZIM IDE software.

COMPETITION

ZIM operates primarily in three markets; mobile, IPTV and database software, as an aggregator and a provider of mobile content and applications, enterprise software and live TV streaming over IP. Our competitors include mobile application providers, mobile application aggregators, entertainment and other digital media companies, and the mobile operators themselves, as they also offer mobile content directly to their end users. The database market is highly diversified and includes both small and large competitors.

All these markets are highly competitive and rapidly changing due to the respective natures of these growing markets. We have many competitors in the IPTV and mobile markets, including Joost, WIN PLC, MBlox and Mobile365 in aggregation and Verisign, which owns Jamster and Monstermob in mobile content. In the database market, our competitors include Oracle, Microsoft, SAP, MySQL and many others. These competitors have certain competitive advantages over us, including but not limited to:

•	substantially greater financial and technical resources;

•	more extensive and well-developed marketing and sales networks;

•	greater global brand recognition; and

•	larger customer bases.

We compete within the aggregation market primarily for volume of traffic and strategic relationships. However, our volumes decreased substantially in 2008 as a result of management’s previously disclosed decision to decrease our focus in this area due to declining margins and the company’s inability to locate less expensive routes for its traffic. Since the mobile content market is aimed at consumers, rather than business customers, we compete in the mobile content market for subscribers and for the quality of the content in our offering.

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

We compete in the mobile aggregation and content environment based on our ability to connect to international operators through a variety of strategic relationships with other aggregators and mobile operators. We have developed strategic relationships with a range of content and service partners in order to serve our customers more effectively and to extend our services to an international audience.  We compete in the mobile content space based on existing brand recognition and our ability to offer new and intriguing content. As mentioned above, the management of ZIM will continue to investigate opportunities to maximize value for the company in the mobile content space. However there are no guarantees that we will be successful at identifying new opportunities.

CUSTOMERS

During fiscal 2008, we had more than 240 revenue generating customers in at least 9 countries.  In addition we had in excess of 100 customers who utilized ZIM IDE to run their enterprise applications. No single customer accounted for over 10% of revenue for the years ended March 31, 2007 or March 31, 2008. In the mobile content market ZIM serves thousands of customers on a monthly basis.

TECHNOLOGY INFRASTRUCTURE

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our products and services, expanding in the mobile media market and maintaining the attractiveness and competitiveness of our products and services.

Our operating infrastructure is designed to serve and deliver tens of millions of messages each week to hundreds of cell phone operators worldwide. Our aggregation partners use a system that has a scalable and redundant infrastructure located on servers at co-location hosting sites in Canada and the USA. We believe that these hosting partners provide operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

This infrastructure allows us to be a high performance mobile gateway connecting large internet communities to approximately two billion cell phones worldwide through the various mobile operators.

Our servers run on Linux and Windows platforms using Postgres and mySQL and proprietary SMPP servers. SMPP is a short message peer-to-peer protocol for exchanging SMS messages between SMS peer entities such as short message service centers. It is used to allow third parties to submit messages, often in bulk.  On July 16, 2007, ZIM Corporation signed an agreement with SilverBirch Inc. to sell certain SMS assets. The assets included our Canadian SMPP platform, which we sold for approximately $70,395.

Our database system is an advanced entity-relationship database, which also operates on Windows Unix and Linux platforms.

Through the acquisition of AIS, we now own the platform for the mobile content portals.  Using a third party’s hosting facilities, our portals can serve hundreds of thousands of visitors monthly.  Our platform uses scalable web server and SQL database server facilities to ensure adequate support to a large number of subscribers and different types of contents.

Our platform consists of two main components, the web server and the database server.  The web server is the main customer interface providing all necessary facilities for browsing, searching and purchasing mobile contents.  It is hosted on a separate machine running Microsoft Internet Information Service (IIS) offering Search Engine Optimized (SEO) pages and content structure to ensure a high page ranking for our sites and ease of customer search and navigation.

The database server houses all the content structure and subscriber database.  It is hosted on a fully redundant machine equipped with Redundant Array of Independent Disks (RAIDs) running Microsoft SQL Server.  Our platform is completely data-driven and optimized for search engines to ensure direct, easy search and access to all content offered on our sites.

Our platform incorporates its own billing facilities, has direct access to credit card transactions, cheque clearing brokers, PayPal and various carriers for premium SMS charging facilities.

RESEARCH AND DEVELOPMENT

Our research and development activities focus primarily in the areas of IDE software, SMS messaging and ZIM TV.  Research and development expenditures were $512,287 in 2008 and $382,146 in 2007.  Additional information about our research and development expenditures may be found in Item 6. “Management’s Discussion and Analysis or Plan of Operation—Results of Operations—Research and Development.”

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

Intellectual property does not represent a material part of our assets or business strategy.  We do not rely on patents or copyrights and, to the extent we maintain trade secrets, we rely on confidentiality agreements to protect them from misappropriation.

GOVERNMENTAL REGULATION

Because of the increasing use of the internet and mobile devices, and the public’s concern for privacy, U.S. and foreign governments have adopted, or may in the future adopt, laws and regulations relating to the internet or use of mobile devices, addressing issues such as user privacy, security, pricing, age verification, content quality, copyrights and distribution techniques.  We could become subject to new laws and regulations in various countries that could limit our ability to market our products and to distribute and/or collect user information.  These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties.  We take steps using industry standard tools such as firewall, VPN, encryption and antivirus to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties, partners or employees will not gain unauthorized access despite our efforts or that we will not incur costs in complying with our notification obligations under such circumstances.

EMPLOYEES

As at March 31, 2008, we had 18 full-time employees, with 8 employees in selling, general and administration and 10 employees in technical areas including technical support and research and development. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

Of these employees, 16 are based in Ottawa, Canada; two are based in Sao Paolo, Brazil.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	Offer competitive pricing for our services;
•	Offer new and innovative mobile content;
•	Offer new and innovative IPTV content;
•	Maintain our current relationships and develop new strategic relationships with content providers, mobile content designers and mobile operators;
•	Attract and retain qualified employees;

•	Upgrade our technology infrastructure to manage increased messaging demands and trends; and
•	Maintain our current customer and user base of our IDE software.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is subject to substantial doubt given our current financial condition. If we are unable to continue as a going concern, investors in our common shares will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm on our audited consolidated financial statements for the year ended March 31, 2008 includes an explanatory paragraph which indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be successful in raising additional funding as required.

THE LOSS OF FINANCING FROM DR. MICHAEL COWPLAND WOULD HAVE A SIGNIFICANTLY ADVERSE IMPACT ON OUR ABILITY TO CONTINUE IN BUSINESS.

We depend on Dr. Cowpland’s ability to, and practice of, funding our cash requirements from time to time. For example, since April 2002, Dr. Cowpland and a holding company owned by his spouse have provided financing of approximately $6.9 million to us.  However, there can be no assurance that either of them will continue to do so.  We have no alternative source of financing reasonably available to us, so the loss of this financing would have a significant adverse effect.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN ASPECTS OF OUR BUSINESS OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS, FINANCIAL CONDITION AND PROSPECTS.

We anticipate that our cash at March 31, 2008 of $299,943 along with cash generated from operations will be sufficient to meet our present operating and capital expenditures through fiscal 2009.  However, there is no guarantee that unanticipated circumstances will not require additional liquidity.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in executing its strategic plan as well as its ability to maintain business in existing operations and to raise additional financing. Accordingly, there can be no assurance that the Company will be able to meet its working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2008 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

ZIM EXPECTS TO INCUR OPERATING LOSSES FOR THE NEXT SIX MONTHS, AT A MINIMUM. SUCH LOSSES WILL DIRECTLY AFFECT OUR REQUIREMENTS FOR ADDITIONAL FUNDS AND ABILITY TO CONTINUE AS A GOING CONCERN.

During the next 6 months ZIM expects operating losses to be contained such that a requirement for additional funds is not anticipated.  The extent to which these anticipated losses are actually incurred in the magnitude expected will directly affect our need for additional capital and ability to continue as a going concern. If the shortfall between the revenues generated and our operating expenses for the next twelve months is greater than the operating losses which are already expected, our need to secure additional funds is likely to increase accordingly and further adversely affect our ability to continue as a going concern. Moreover, we cannot assure that actual operating losses will not exceed management's current expectations. These anticipated operating losses may arise in part due to anticipated costs in obtaining of content for our IPTV offering, and/or if we loose mobile content subscribers or database customers.

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

OUR INTERNAL CONTROLS ARE NOT EFFECTIVE, WHICH MAY RESULT IN REGULATORY SANCTIONS.

We did not have effective internal control procedures in place at March 31, 2008, when we evaluated our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

Under the supervision and with the participation of our management, we are implementing remedies to the inadequate controls as detailed in Item 8A(T). These remedies are expected to be in place in the 2009 fiscal year and we will then reevaluate our internal control systems in order to allow management to report on our internal controls, as of March 31, 2009 as required by Section 404 of the Sarbanes-Oxley Act. Throughout this process, we will incur additional expenses and use of management's time. If we do not remedy the material weaknesses in our internal controls, we might be subject to sanctions by the SEC. Any such action could adversely affect our financial results and the market price of our shares.

OUR STRATEGIC DIRECTION IS EVOLVING, WHICH COULD NEGATIVELY AFFECT OUR FUTURE RESULTS.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our offerings and market focus. Prior to 2004, we focused on developing SMS products, in 2004 through to fiscal 2007 we focused on our SMS aggregation services.  For fiscal 2008, we focused on offering mobile content and IPTV and the development of new IDE software. We continue to evaluate opportunities and alternative strategies in a rapidly evolving market. We plan to leverage our intellectual capital, core technologies and other business assets to focus on new strategic directions and attempt to maximize shareholder value.

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

ZIM is in the process of developing relationships with content providers for our IPTV site, but we may not be able to develop sufficient offerings to generate meaningful revenue from our IPTV business.

We may license content under various arrangements that could require us to pay usage or fixed monthly fees or revenue sharing for the use of the content. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into or maintain satisfactory arrangements with these content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our operating results.

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

The beneficial ownership of the Chief Executive Officer and related parties is approximately 63.9%. As a result, they are able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

REPORTS TO SECURITY HOLDERS

We file annual and quarterly reports with the SEC. In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and directors, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's Public Reference Room, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at http://www.sec.gov. In addition, our periodic reports and Section 16 filings are accessible through our internet web site at www.zim.biz.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended March 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

PERIOD	HIGH	LOW

2007 First Quarter	$0.07	$0.04
2007 Second Quarter	$0.14	$0.02
2007 Third Quarter	$0.12	$0.06
2007 Fourth Quarter	$0.10	$0.04
2008 First Quarter	$0.05	$0.03
2008 Second Quarter	$0.06	$0.03
2008 Third Quarter	$0.04	$0.01
2008 Fourth Quarter	$0.03	$0.01

Our common shares are thinly traded and, accordingly, reported sale prices may not represent a true market-based valuation of our common shares. As of June 20, 2008 there were approximately 1,000 record holders of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 4, 2007, we issued to Michael Cowpland, our Chief Executive Officer and controlling shareholder, 7,398,912 units, each consisting of one common share and one warrant to purchase a common share for $0.014. Mr. Cowpland acquired the units through the conversion of debt and accumulated interest in the amount of $103,585. The units were priced at $0.014 per unit, which represented the closing market price of ZIM’s common stock on the OTCBB on December 3, 2007. The warrants will expire on March 3, 2009. We issued the units in reliance upon the exemption from the registration requirement of the Securities Act of 1933 provided by Section 4(2) of the Securities Act. The investor is an accredited investor who was afforded full opportunity to obtain material information about the Company, and no general solicitation was involved. In addition, the securities were sold in an "offshore transaction" as defined in Regulation S, and in compliance with applicable exemptions under Canadian securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

The following discussion includes information from the audited consolidated statements of operations for the years ended March 31, 2008 and 2007.  These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and is stated in US dollars.

OVERVIEW

ZIM Corporation (“ZIM”, “Our” or “We”) is a provider of software products and services for the database, mobile and internet protocol television (IPTV) markets. ZIM’s products and services are used by enterprises in the design, development and management of business, database and IPTV applications. ZIM also provides mobile content to the consumer market.

Since 2004, we have focused on developing a business strategy to leverage the consumers’ use of their cell phone and the consumers’ demand for innovative content.  Originally we focused on SMS, or text messaging, expanding into mobile content effective April 1, 2006, when we acquired two mobile content internet sites, www.ringingphone.com and www.monstertones.com.  Also during the 2007 fiscal year, we expanded our offering to include video content on the Internet – also referred to as IPTV.

OVERVIEW OF 2008 OPERATING RESULTS

The following is an overview of our operating results for the year ended March 31, 2008. A more detailed discussion of our operating results, comparing our operating results for the years ended March 31, 2008 and 2007, is included under the heading “Results of Operations for the Year Ended March 31, 2008 Compared to the Year Ended March 31, 2007” of this “Management's Discussion and Analysis or Plan of Operation”.

Revenues for the year ended March 31, 2008 decreased to approximately $2.1 million from approximately $2.2 million for the year ended March 31, 2007.  Revenue from our mobile segment decreased from $1.1 million to $0.9 million.  The decrease is due to reduced aggregation traffic from our customer base.  Revenue from our software segment has remained unchanged at approximately $1.1 million for the years ended March 31, 2008 and March 31, 2007.

Total operating expenses for the year ended March 31, 2008 were approximately $2.6 million, a decrease of approximately $1.8 million from operating expenses of $4.4 million for the year ended March 31, 2007. The decrease was attributable to a decrease in costs of revenue relating to the decrease in revenues associated with SMS aggregation, no further amortization of intangible assets related to the acquisition of AIS (which were fully amortized in 2007) and reduced operating costs. These decreases were offset to some extent by an increase in research and development expenditures.

CHANGE IN STRATEGIC DIRECTION

Due to the decrease in revenues from SMS aggregation services, we started exploring new opportunities both within the mobile industry and Internet TV.

In 2006, we began offering mobile content, but this is a very competitive business and we do not foresee increasing this business significantly.  In 2007, we expanded into Internet TV.  Fiscal 2008 showed an increase in revenue from IPTV over fiscal 2007. However, to date we have not generated significant revenues within the IPTV space and have not been able to grow the mobile content business.  As a result, management of ZIM continues to explore alternative strategies and opportunities within both these industries to leverage the existing technology, relationships and expertise.  These may include joint ventures or sales of any or all of our assets related to either of these industries.

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

JUDGMENTS REGARDING TAX POSITIONS

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on an audit, based on the technical merits of the position. Accordingly, management may be required to make additional judgments regarding the accounting treatment of tax positions.

The Company adopted the provisions of this Interpretation on April 1, 2007.  No adjustment was required to the amount of the unrecognized tax benefits.

VALUATION ALLOWANCES

We must make certain estimates and judgments in determining the income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of tax expense and related balance sheet accounts. We have currently recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that based on factors such as future profitability, a reduction in the valuation allowance is appropriate, an adjustment to our deferred tax assets would increase income in the period such determination was made.

REVENUE RECOGNITION

Revenues shown in the financial statements included with this report have been derived mainly from mobile content sales, IPTV, SMS messaging services, SMS fee-based services, and proprietary software products and licenses. The Company presents revenues net of sales tax and other sales related taxes.

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

IPTV sales

IPTV revenues are derived from contracts to provide channels and infrastructure services.  Revenue is recognized by delivery and acceptance of services to the end users. We recognize revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d) the collection of the fees is reasonably assured.

Premium messaging and SMS fee-based services

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

We rely on the billing statements from third party mobile operators to record revenues. These statements are reviewed for consistency with internally generated reports. Due to the time lag of receiving billing statements from third-party mobile operators, revenues in any period may have to be estimated based on our internal billing records and transmissions, adjusting for prior period confirmation rates with mobile operators and prior period discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. We apply confirmation rates based on the average of the recent actual historical rates. To date, there has been no significant adjustment to any estimates. However, our internal judgments may be incorrect in any period, which may result in our recording materially incorrect revenues.

Proprietary software products and licenses sales

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

STOCK-BASED COMPENSATION

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black Scholes valuation model and requires judgment in establishing the volatility and option forfeiture rates. These internal judgments may be incorrect in any period, which may result in our recording materially incorrect compensation expense.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2008 COMPARED TO THE YEAR ENDED MARCH 31, 2007

REVENUES
	Year ended March 31, 2008	As a %	Year ended March 31, 2007	As a %
	$		$

Mobile content	422,559	20%	494,809	23%
Bulk SMS	96,290	5%	359,679	16%
Premium SMS	279,741	14%	142,774	7%
Other SMS services and products	85,679	4%	112,110	5%
Internet TV	36,278	2%	7,368	0%
	920,547	45%	1,116,740	51%

Software	157,310	8%	152,093	7%
Maintenance and consulting	990,208	47%	926,351	42%
	1,147,518	55%	1,078,444	49%

	2,068,065	100%	2,195,184	100%

Total revenues for the year ended March 31, 2008 were $2,068,065 as compared to $2,195,184 for the year ended March 31, 2007.  The decrease in revenues is due to the decrease in our sales of bulk and other SMS services and products, a trend that we expect to continue in the 2009 fiscal year. In the quarter ended December 31, 2007, the Company conducted a review of outstanding payables and receivables and subsequently settled outstanding amounts with vendors and customers in the Premium SMS market. As previously noted, revenues from SMS messaging services are recognized on a net basis. All payments to the mobile providers are recorded as cost of sales and are netted against the related revenues. Previously recognized revenue and cost of sales have been reversed and resulted in a net change in the revenue reported of $197,948. After taking into account these settlements, Premium SMS revenues for the year ended March 31, 2008 were $81,793. As a result, management is exploring strategic alternatives to maximize shareholder value from these assets.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two Internet portals offering mobile content. As previously mentioned, consumers are able to download ring tones and wallpapers directly from our Internet sites to their mobile phones.  Revenue from the sale of mobile content for this fiscal year was $422,559 as compared to $494,809 for fiscal year ended March 31, 2007. The decline was due to a highly competitive and saturated market resulting in a lower volume of downloads, partially offset by our pricing increases for these products.

BULK SMS

Our bulk SMS messaging revenue decreased from $359,679 for the year ended March 31, 2007 to $96,290 for the year ended March 31, 2008. The decrease in bulk revenue is primarily a result of not offering a cost effective route for our customers. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route.  Different aggregators are able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators.  Due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future.  As a result, we expect to see further decreases in our bulk messaging revenue for fiscal 2009.

PREMIUM SMS

Our premium SMS messaging revenue increased from $142,774 for the year ended March 31, 2007 to $279,741 for the fiscal year ended March 31, 2008. In the quarter ended December 31, 2007, the Company conducted a review of outstanding payables and receivables and subsequently settled outstanding amounts with vendors and customers. As previously noted, revenues from SMS messaging services are recognized on a net basis. All payments to the mobile providers are recorded as cost of sales and are netted against the related revenues. Previously recognized revenue and cost of sales have been reversed and resulted in a net change in the revenue reported of $197,948. After taking into account these settlements, Premium SMS revenues for the year ended March 31, 2008 were $81,793, a decrease of $60,981 when compared with the same period last year.

Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business. As a result, we expect to see further decreases in our premium SMS messaging revenue for fiscal 2009. As previously disclosed, we believe that the decrease in margins is attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers.

OTHER SMS SERVICES AND PRODUCTS

Our other SMS services revenue decreased from $112,110 for the year ended March 31, 2007 to $85,679 for the fiscal year ended March 31, 2008, primarily as a result of eliminating Location Based Services (LBS) service and our virtual mobile service. All other products and services are continuing; however we do not market these products and we do not consider them part of our core business.

INTERNET TV

During the quarter ended December 31, 2006, we began offering a P2P Internet TV site, www.zimtv.biz. Through a user friendly interface on ZIMTV, consumers can watch free and/or pay-per-view channels containing sports, movies, television, news, animation and educational video content. In fiscal 2007 we were in the process of building customers and we allowed customers free trial subscriptions for the premium channels as well.

In fiscal year 2008 we conducted several trials of our live IPTV streaming service with a key customer. It was determined that P2P did not provide acceptable quality standards. As such we discontinued our partnership with PPLive and switched to Windows Media and Flash-based technologies, which resulted in superior results. The trials were paid for by the customer and resulted in approximately $36,300 in revenues in the year ended March 31, 2008 as compared to $7,368 for the year ended March 31, 2007. ZIM will continue to develop its IPTV line of business.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Software sales increased from $152,093 for the year ended March 31, 2007 to $157,310 for the year ended March 31, 2008. This is principally due to the delivery and acceptance of two large development projects in the quarter ending December 31, 2007.

In addition to the sale of the software, we are generating revenue from software maintenance and consulting. Maintenance and consulting revenues increased slightly from $926,351 for the year ended March 31, 2007, to $990,208 for the year ended March 31, 2008. Most of the maintenance revenue was generated in Brazil as this region represents the largest concentration of users of ZIM’s IDE product.

We will continue to allocate the appropriate resources to the maintenance and development of our database products while we continue to generate revenues from this product line. Although we do not see immediate or significant growth in this segment, we are still committed to serving our existing customers.

EXPENSES

Operating expenses

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$

Cost of revenue	384,166	928,818
Selling, general and administrative	1,654,269	2,156,049
Research and development	512,287	382,146
Amortization of intangible assets	-	972,209
	2,550,722	4,439,222

Operating expenses decreased from $4,439,222 for the year ended March 31, 2007 to $2,550,722 for the year ended March 31, 2008. The decrease was attributable to a decrease in costs of revenue relating to the decrease in revenues associated with SMS aggregation, no further amortization of intangible assets related to the acquisition of AIS (which were fully amortized in 2007) and lower operating costs. These decreases were offset to some extent by an increase in research and development expenditures.

COST OF REVENUE

Included in the cost of revenue are costs related to the Zim IDE sales and costs relating to SMS revenues.

	Year ended	Year ended
	March 31, 2008	March 31, 2007
	$	$
Mobile
Revenue	920,547	1,116,740
Cost of revenue	(232,185)	(766,468)
Gross margin	688,362	350,272

Gross margin %	75%	31%

Software
Revenue	1,147,518	1,078,444
Cost of revenue	(151,981)	(162,350)
Gross margin	995,537	916,094

Gross margin %	87%	85%

Gross margins for the mobile segment increased from 31% to 75% for the year ended March 31, 2008 compared to fiscal 2007. Increased margins in the mobile segment are due to the one-time reversal of previously recognized revenue and cost of sales resulting in a net change in the revenue reported of $197,948 in the premium SMS market, increase in pricing structure and our ability to decrease the cost of revenue.

Gross margins for software, maintenance and consulting sales increased from 85% for the year ended March 31, 2007 to 87% for the year ended March 31, 2008.  Included in the cost of revenue for software, maintenance and consulting are salaries relating to supporting the Zim IDE software and costs for the distribution of the software. The slight increase in gross margins in our software segment relates to higher revenues while holding costs stable.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the year ended March 31, 2008 and the year ended March 31, 2007 were $1,654,269 and $2,156,049 respectively. The decrease is primarily attributable to reduced operating costs, reduced staff base and reduced professional fees. The decrease also relates to our continued focus on reducing costs.

Management does expect to see some increased expenditures in fiscal 2009 as we improve our internal control over financial reporting.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $382,146 for the year ended March 31, 2007 to $512,287 for the year ended March 31, 2008.  The increase in research relates to the increase in staff and the increased activity to focus on mobile content, ZIM IDE and IPTV.

AMORTIZATION OF INTANGIBLE ASSETS

There was no amortization of intangibles for the year ended March 31, 2008.

Amortization of intangibles for the year ended March 31, 2007 was $972,209, representing the intangible assets acquired in the acquisition of AIS.

GAIN ON DISPOSITION OF ASSETS

On July 16, 2007, ZIM Corporation signed an agreement with SilverBirch Inc. to sell certain mobile messaging assets. The assets included ZIM’s Canadian mobile gateway technology, customer contracts and proprietary web to text applications.   As consideration for the acquisition, SilverBirch paid $70,395 in cash upon signing the agreement.  Additional consideration was to include $93,860 in cash and 500,000 common shares of SilverBirch, valued at approximately $86,292, based on the share price on the date of the sale. The additional consideration was to  be received in instalments as certain conditions of the purchase were completed, such as the transfer of source codes and customer contracts.

The sale consisted of four parts, each with a distinct value and payment structure:

1.	Short Message Peer to Peer Protocol (SMPP) Platform = approximately $70,395 due upon signing
2.	Pitney Bowes Contract = approximately $52,562 due upon transfer of the contract
3.	Rogers Contract = approximately $41,298 due upon transfer of the contract
4.	Ontario Lottery and Gaming Corporation Contract (OLGC) = 500,000 common shares due upon transfer of the contract

During 2007 the Short Message Peer to Peer Protocol (SMPP) Platform and the Pitney Bowes contract were transferred and the portion of the sale related to these items has been recognized as a gain on sale of assets. Prior to transfer of the Rogers contract, Rogers terminated its use of the desk top text services provided under the contract with the result that the contract was not transferred. A portion of the Rogers contract value, in the amount of $16,605, was received and has been recognized, as non-refundable cash towards this portion of the contract. The agreement provides that, in the event that the remaining conditions are not met, the amounts paid and the assets transferred to date, based on the conditions that have been met, will not be returned. The amount of the Rogers contract that will not be realized is $24,693.

As of March 31, 2008 OLGC informed ZIM and SilverBirch that it would not consent to the transfer of their contract to SilverBirch. Consequently this contract remains with ZIM until its completion and the 500,000 common shares of SilverBirch will not be paid to ZIM.

There was no comparative amount of gains on disposal of property and equipment for fiscal 2007.

INTEREST

For the years ended March 31, 2008 and 2007, we incurred interest expense on the debt held by our Chief Executive Officer and on our operating line of credit with the Royal Bank of Canada.  Both debts incur interest at prime plus 1.75% per annum.  Offsetting this interest expense was interest income received from the Canadian tax authority on our investment tax credit returns and interest income on our surplus cash held in Brazil.

INCOME TAXES

Included in income taxes are taxes paid on revenues earned in Brazil net of investment tax credits on research and development expenditures in Canada. The decrease in income taxes recoverable is due to research and development tax credits received in the current fiscal year relating to prior years.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash of $299,943 and working capital of $478,352, as compared to cash of $441,637 and working capital of $93,085 at March 31, 2007. The Scientific Research and Development Credits received from the Canadian federal government were assessed as filed. These were offset by a continued decline in revenues generated from ZIM’s SMS services.

Cash flows for the fiscal periods were as follows:

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$
Cash flows provided by (used in) operating activities	(315,458)	198,143
Cash flows provided by (used in) investing activities	137,139	(87,402)
Cash flows provided by financing activities	48,260	48,560

Operations consumed $315,458 of cash for the year ended March 31, 2008 as compared to providing cash of $198,143 for the year ended March 31, 2007.  The decrease in cash arose as a result of lower sales of approximately $130,000, increased R&D spending of approximately $127,000 and the change in accounts receivable being substantially lower in 2008 as compared to 2007.

We received $137,139 and used $87,402 of cash in investing activities during the years ended March 31, 2008 and 2007, respectively.  In fiscal 2008 we received $137,139 in cash related to the sale of assets to SilverBirch.

In November 2007, we made a draw down under the credit facility provided by ZIM’s Chief Executive Officer and controlling shareholder in the amount of $48,260. Subsequently on December 4, 2007, ZIM’s Chief Executive Officer and controlling shareholder acquired 7,398,912 units, consisting of one common share and one warrant to purchase a common share for $0.014, through the conversion of the accumulated debt on the credit facility and accumulated interest (due to shareholder) in the amount of $103,585.

Accounts receivable decreased from $315,875, as at March 31, 2007 to $202,222 as at March 31, 2008. This change is a result of the decrease in revenues during the year relating to SMS messaging traffic. In addition, in fiscal 2008 more of our revenue was directly with the end user, who pays for the content at the time of the transaction, and as a result, no receivable amount is established. The decrease in accounts receivables is offset by the decrease in our accounts payable.  The decrease in accounts payable relates to the reduction in revenue share payments due to the content providers and the results of the extensive management review of accounts payable that took place in the third quarter of 2008.

Credit terms for software, maintenance and consulting services have remained consistent from prior periods at 30 days.

As at March 31, 2008, approximately 83% of all related receivables are current.  As at March 31, 2007, 43% of all receivables were current.

ZIM will need an estimated $600,000 in order to fund operating losses and other working capital requirements for the next 12 months. At March 31, 2008, the Company had access to a line of credit for approximately $486,450 from its Chief Executive Officer and a working capital line from its principal banker for approximately $48,645. In addition, there was a cash balance of $299,943 at March 31, 2008.  Management believes that these funds will be able to fund existing operations for the next twelve months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone may not allow for any additional expenditures or growth.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success we have in changing our strategic direction as well as our ability to maintain business in existing operations and our ability to raise additional financing. Accordingly, there can be no assurance that we will be able to meet our working capital needs for any future period. As a result of some of the items noted above, the Independent Registered Public Accounting Firm's Report for the year ended March 31, 2008 indicated that there was substantial doubt regarding our ability to continue as a going concern.

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

The Company has the following lease commitments relating to facilities:

$
2009	75,863
2010	72,286
2011	42,167
2012	-
190,316

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements as of March 31, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate that the adoption of any recently issued accounting pronouncements will have a significant impact on its consolidated financial position, statement of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of ZIM Corporation

We have audited the accompanying consolidated balance sheets of ZIM Corporation and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZIM Corporation and subsidiaries as of March 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $21,455,824 and generated negative cash flows from operations of $315,458, during the year ended March 31, 2008. The Company also has generated negative cash flows from operations during four of the previous five years. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP
---------------------------------------------
Raymond Chabot Grant Thornton LLP

Ottawa, Canada
June 24, 2008

ZIM Corporation
Consolidated Statements of Operations
(Expressed in US dollars)

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$
Revenue
Mobile	920,547	1,116,740
Software	1,147,518	1,078,444
Total revenue	2,068,065	2,195,184

Operating expenses
Cost of revenue	384,166	928,818
Selling, general and administrative	1,654,269	2,156,049
Research and development	512,287	382,146
Amortization of intangible assets	-	972,209
Total operating expenses	2,550,722	4,439,222

Loss from operations	(482,657)	(2,244,038)

Other income:
Gain on disposition of assets	134,267	-
Interest income (expense), net	(1,174)	5,296
Total other income	133,093	5,296

Loss before income taxes	(349,564)	(2,238,742)
Income tax benefit	432,100	302,555
Net income (loss)	82,536	(1,936,187)

Basic and diluted income (loss) per share	0.001	(0.023)

Weighted average number of shares outstanding	90,326,103	83,376,475

The accompanying notes are an integral part of these consolidated financial statements.

ZIM Corporation
Consolidated Statements of Shareholders' Equity
(Expressed in US dollars)

	Number of common shares issued and outstanding	Common shares	Additional paid-in- capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' equity
		$	$	$	$	$

Balance as at March 31, 2006	59,561,569	17,658,435	2,129,398	(19,602,173)	271,360	457,020

Shares issued through the exercise of options	135,000	4,800				4,800

Shares issued through private placements	18,365,386	734,615				734,615

Shares issued through private placement for a business acquisition	10,000,000	650,000				650,000

Stock options granted			326,154			326,154

Comprehensive loss
Net loss				(1,936,187)
Cumulative translation adjustment					32,527
Total comprehensive loss						(1,903,660)
Balance as at March 31, 2007	88,061,955	19,047,850	2,455,552	(21,538,360)	303,887	268,929

Shares issued on debt conversion	7,398,912	63,939				63,939

Stock options granted			132,822			132,822

Warrants issued on debt conversion			36,991			36,991

Comprehensive income
Net income				82,536
Cumulative translation adjustment					10,001
Total comprehensive income						92,537
Balance as at March 31, 2008	95,460,867	19,111,789	2,625,365	(21,455,824)	313,888	595,218

The accompanying notes are an integral part of the consolidated financial statements.

ZIM Corporation
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$
OPERATING ACTIVITIES
Net income (loss)	82,536	(1,936,187)
Items not involving cash:
Depreciation of property and equipment	87,107	100,242
Amortization of intangible assets	-	972,209
Gain on sale of assets	(134,267)	-
Interest accrued	-	563
Stock-based compensation	132,822	313,954
Write off of accounts receivable	21,461	-
Write off of accounts payable	(273,788)	-
Changes in operating working capital, net of effect from acquisition:
Decrease in accounts receivable	92,192	1,014,805
Decrease (increase) in investment tax credits receivable	(279,260)	266,643
Increase in prepaid expenses	(1,855)	(3,680)
Decrease in accounts payable	17,736	(327,339)
Increase (decrease) in accrued liabilities	8,757	(218,233)
Increase (decrease) in deferred revenue	(68,899)	15,166
Cash flows provided by (used in) operating activities	(315,458)	198,143
INVESTING ACTIVITIES
Purchase of property and equipment		(49,624)
Proceeds on sale of assets	137,139	-
Business acquisition, net of cash received	-	(37,778)
Cash flows provided by (used in) investing activities	137,139	(87,402)
FINANCING ACTIVITIES
Proceeds from the exercise of options	-	4,800
Repayment of note payable	-	(250,000)
Proceeds from shares issued through a private placement	-	280,422
Payments to bank indebtedness	-	(29,967)
Proceeds from loan from related party	48,260	43,305
Cash flows provided by financing activities	48,260	48,560
Effect of changes in exchange rates on cash	(11,635)	45,301
Increase (decrease) in cash	(141,694)	204,602
Cash, beginning of year	441,637	237,035
Cash, end of year	299,943	441,637
Supplemental cash flow disclosure
Interest paid	8,924	8,721
Income taxes paid	-	77,968
Income taxes received	204,847	247,918

The accompanying notes are an integral part of these consolidated financial statements.
Non-Cash Financing Activities:
In connection with the Company’s April 1st, 2006 acquisition of Advanced Internet Inc., the Company issued 10 million common shares, valued at $650,000, 500,000 stock options valued at $13,656 and issued a $250,000 note payable.    In conjunction with the private placement on June 30, 2006, the Company’s Chief Executive Officer and majority shareholder converted debt of $435,757 and cumulative interest of $18,437 into equity. On December 4, 2007, the Company’s Chief Executive Officer and majority shareholder converted debt of $99,980 and cumulative interest of $3,605 into equity.

ZIM Corporation
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2008	2007
	$	$
ASSETS
Current assets
Cash	299,943	441,637
Accounts receivable, net	202,222	315,875
Investment tax credits receivable	428,772	149,512
Prepaid expenses	65,475	63,620
	996,412	970,644
Property and equipment, net	162,738	230,291
	1,159,150	1,200,935
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Line of credit	-	-
Accounts payable	40,906	296,958
Accrued liabilities	204,372	195,615
Deferred revenue	272,782	341,681
Due to a shareholder	-	43,305
	518,060	877,559
Deferred rent	45,872	54,447

Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value, non-cumulative
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2008 and 2007.	-	-
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; or (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at March 31, 2008 and 2007.	-	-
Common shares, no par value,
Unlimited authorized shares; 95,460,867 shares issued and outstanding as at March 31, 2008 and 88,061,955 shares as at March 31, 2007.	19,111,789	19,047,850
Additional paid-in capital	2,625,365	2,455,552
Accumulated deficit	(21,455,824)	(21,538,360)
Accumulated other comprehensive income	313,888	303,887
	595,218	268,929
	1,159,150	1,200,935

The accompanying notes are an integral part of these consolidated financial statements.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

1 - NATURE OF OPERATIONS AND LIQUIDITY

COMPANY OVERVIEW

ZIM Corporation (“ZIM”, or the Company) is a provider of software products and services for the database, mobile and internet protocol television (IPTV) markets. ZIM products and services are used by enterprises in the design, development and management of business, database and IPTV applications. ZIM also provides mobile content to the consumer market.

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

Beginning in 2002, the Company expanded its business strategy to include opportunities associated with mobile products.  Prior to fiscal 2007, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging.  Although SMS will continue to provide a minimal amount of revenue within the mobile segment of operations, the Company shifted its corporate focus to include offering mobile content directly to end users.  With the acquisition of AIS, the Company commenced offering mobile content directly to end users.

In 2008 ZIM continued to develop and sell enterprise database software, SMS messaging and mobile content to end users. ZIM has also added the ZIM TV service and in partnership with the International Table Tennis Federation (ITTF) provided development and hosting services for IPTV to ITTF end users. ZIM continued to develop its IPTV line of business.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

LIQUIDITY AND GOING CONCERN

ZIM will need an estimated $600,000 in order to fund anticipated operating losses and other working capital requirements for the next 12 months. At March 31, 2008, the Company had access to a line of credit for approximately $486,450 from its Chief Executive Officer and a working capital line from its principal banker for approximately $48,645. In addition, there was a cash balance of $299,943 at March 31, 2008.  Management believes that these funds will be able to fund existing operations for the next twelve months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone may not allow for any additional expenditures or growth.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in executing their strategic plan as well as their ability to maintain business in existing operations and their ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet their working capital needs for any future period. In addition, the Company has an accumulated deficit of $21,455,824 and generated negative cash flows from operations of $315,458 during the year ended March 31, 2008.  The Company also has generated negative cash flows from operations during four of the previous five years.

If ZIM’s expenses surpass the funds available or if ZIM requires additional expenditures to grow the business, the Company may be unable to obtain the necessary funds and ZIM may have to curtail or suspend some or all of their business operations, which would likely have a material adverse effect on their business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

The consolidated financial statements have been prepared on the basis of the going concern assumption, meaning the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.  The carrying amounts of assets, liabilities, revenues and expenses presented in the consolidated financial statements and the balance sheet classification have not been adjusted as would be required if the going concern assumption were not appropriate.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2008.

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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts recorded in the financial statements and the notes to the financial statements.  Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, the valuation allowance associated with deferred income tax assets, investment tax credits, expected useful life of property and equipment and intangible assets, and the fair value calculation with respect to the stock options.  These estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future. Actual results may differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and other comprehensive income (loss) ("OCI"). OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders' equity and excluded from net income. The only comprehensive income item for the Company relates to foreign currency translation adjustments relating to the translation of the financial statements from their functional currency into the reporting currency.

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

REVENUE RECOGNITION

The Company derives revenue from two sources: mobile services and applications and enterprise software, including maintenance and consulting services. Mobile services involve providing SMS and other content applications and services. Enterprise software involves providing enterprise software for designing, developing and manipulating database systems and applications. The Company presents revenues net of sales tax and other related taxes.

MOBILE REVENUE RECOGNITION

Revenues from the Company’s mobile segment are derived principally from providing aggregation services and from our mobile content portals.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

Aggregation services.  Aggregation services occur when ZIM sends messages from its customers through mobile operators to end users on their cell phones. In this situation, the Company contracts with its customers that cannot connect directly to the mobile operators and with the third party mobile operators or other aggregators directly for the transmission of the messages. Net revenues are recognized in the month in which the service is performed, provided no significant ZIM obligations remain. ZIM relies on a number of mobile network operators and other aggregators globally to deliver our services. Generally, (i) within 15 to 45 days after the end of each month, ZIM receives a statement from each of the operators or aggregators confirming the amount of charges billed to that operator's mobile phone users and (ii) within 30 to 90 days after delivering a monthly statement, each operator or aggregator remits the fees for the month to ZIM. ZIM arranges to pay the mobile content provider a set amount per message under a revenue sharing arrangement.  ZIM nets this revenue share fee against the revenue it receives from the mobile operators in accordance with EITF 99-19.

Revenues are recorded on a net basis as the mobile content provider is the primary obligor in the transaction as they manage and market the content, which ZIM then distribute.  ZIM’s role within the transaction is limited to providing transportation and a billing mechanism for the mobile content provider.

Mobile content portals. On April 1, 2006 ZIM acquired two internet portals offering mobile content (see Note 5).  Consumers are able to download ring tones and wallpapers directly from the internet sites to their mobile phones.  The majority of consumers choose to pay for the content with their credit card with the balance of consumers paying through the use of a premium message.  If they use a premium message to pay for their content, the charge is paid on their cell phone bill.

Revenues from all sales are recorded on a gross basis as ZIM manages and markets the content ZIM distributed. Revenue on mobile content is recognized at the point of sale, when the customer purchases content from the websites.

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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs amounted to $8,586 for the year ended March 31, 2008 ($26,120 for the year ended March 31, 2007).

INVESTMENT TAX CREDITS

The Company qualifies for scientific research and development expenditures.  Refundable investment tax credits are recorded as a reduction of income tax expense when it is more likely than not that the credits will be realized.  Other non-refundable investment tax credits not utilized in the current year can be used to offset income taxes in future years.

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

The accounts of the Company's subsidiaries are translated into the Company's functional currency, as follows: gains or losses from foreign currency transactions such as those resulting from the settlement of receivables or payables denominated in foreign currency, are translated at the weighted average exchange rates for the period and are included in the statement of operations of the current period. For the year ended March 31, 2007 and 2008, the Company recognized a foreign exchange gain of $22,307 and a foreign exchange loss of $7,285 respectively in the accompanying consolidated statements of operations.

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

STOCK OPTIONS

ZIM adopted the provisions of SFAS No. 123(R) effective April 1, 2006, using the modified-prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For the year ended March 31, 2008, the Company recognized compensation expense for employees of $110,331 and consultants of $22,491. For the year ended March 31, 2007, the Company recognized compensation expense for employees of $301,829 and consultants of $12,125.

All options granted vested on the day of the grant resulting in the Company not having any non-vested awards as of March 31, 2008.

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

	Year ended March 31, 2008	Year ended March 31, 2007

Risk-free interest rates	3.19%	5.00%
Expected volatility	80%	80%
Dividend yield	-	-
Expected life of options (years)	2.0	2.0

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the underlying assets using the following methods and rates:

Computer equipment	40%	Declining balance
Software	40%	Declining balance
Office furniture and equipment	40%	Declining balance
Voice communications equipment	20%	Declining balance
Leasehold improvements	5 years	Straight line over the
		lesser of 5 years or
		the term of the
		underlying lease

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

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

LONG-LIVED ASSETS

Long-lived assets are tested for impairment when evidence of a decline in value exists and are adjusted to estimated fair value if the asset is impaired.  Financial Accounting Standards Board Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires that, whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, the FAS 144 requires that assets deemed impaired be written down to their estimated fair value through a charge to earnings.  FAS 144 states that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information.  Under the provisions of FAS 144, the Company reviewed its long-lived assets for impairment to determine if there were events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable through future cash flows. In fiscal 2007, and 2008 the impairment test performed indicated that no impairment of assets was justified.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142. SFAS No. 142 requires intangible assets, that do not have a finite life, to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS No. 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. The Company performs an impairment test on intangible assets each year to determine if possible impairment has occurred.  However, as at March 31, 2007 and March 31, 2008 all intangible assets were fully amortized therefore no impairment tests were performed.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

OTHER

No remuneration has been recorded in these financial statements for the services of the Chief Executive Officer. The CEO is also a Director and the controlling shareholder.

3 - ACCOUNTING FOR UNCERTAIN TAX POSITIONS

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

4 - GAIN ON DISPOSITION OF ASSETS

On July 16, 2007, ZIM Corporation signed an agreement to sell ZIM's Canadian mobile gateway technology, proprietary web to text applications and related customer contracts.  Total consideration received was $137,139 and the net book value of assets given up was $2,872.  A gain of $134,267 was recognized as the conditions of the agreement have been settled.

5 - ACQUISITION OF ADVANCED INTERNET INC.

Effective April 1, 2006, ZIM acquired all of the issued and outstanding common shares of Advanced Internet Inc. (“AIS”). AIS owns and operates two Internet mobile content sites and was part of ZIM’s move into offering mobile content. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the identifiable assets acquired and liabilities assumed using estimates of their fair value. The results of operations of AIS are included in the consolidated financial statements beginning on the acquisition date. The total purchase price of $951,434 included a note payable of $250,000, acquisition costs of $37,778, 500,000 stock options with a value of $13,656 and 10,000,000 common shares valued at $650,000.  The non-interest bearing note payable had a one-year term, with payments each month of $20,833, and was paid in the one-year term.  The basis for the determination of the fair value of the common stock of $0.065 was the average daily closing price of the Company's common stock on the four days prior to and following the acquisition announcement date of April 1, 2006. 1,000,000 of the 10,000,000 common shares were held in escrow for one year and have been released.  The stock options were valued using the Black-Scholes method, expiring on March 31, 2009 with an option price of $0.071, volatility of 80%, an expected option life of 2 years, expected dividend yield of $NIL and a risk free interest rate of 3.50%.

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
	951,434

 The weighted average amortization period was 11 months for the intangible assets.

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

6 - ACCOUNTS RECEIVABLE

	March 31, 2008	March 31, 2007
	$	$
Trade accounts receivable	200,199	287,555
Unbilled trade accounts receivable	11,003	25,401
Allowance for doubtful accounts	(13,459)	(9,319)
Other	4,479	12,238
	202,222	315,875

7 - PROPERTY AND EQUIPMENT

March 31, 2008	Cost	Accumulated depreciation	Net book value
	$	$	$

Computer equipment	1,010,130	955,210	54,920
Software	92,385	82,644	9,741
Office furniture and equipment	210,442	194,906	15,536
Voice communications equipment	5,695	2,301	3,394
Leasehold improvements	154,169	75,022	79,147
	1,472,821	1,310,083	162,738

ZIM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN US DOLLARS) March 31, 2007	Cost	Accumulated depreciation	Net book value
	$	$	$

Computer equipment	902,243	820,272	81,971
Software	87,977	62,838	25,139
Office furniture and equipment	186,764	164,727	22,037
Voice communications equipment	5,157	1,272	3,885
Leasehold improvements	136,859	39,600	97,259
	1,319,000	1,088,709	230,291

Impairment tests performed by the Company as at March 31, 2007 and as at March 31, 2008 showed that no assets were impaired.

8 - INTANGIBLE ASSETS

As of March 31, 2007 all intangible assets had been fully amortized

March 31, 2007	Cost	Accumulated amortization	Net book value
	$	$	$

Customer list	68,355	(68,355)	-
Core technology	722,053	(722,053)	-
Customer relationships	163,664	(163,664)	-

	954,072	(954,072)	-

9 – LINE OF CREDIT

During fiscal 2007, the working capital line of credit was reduced to approximately $43,000. The $43,000, (equivalent to $50,000 Canadian, the Company’s functional currency) revolving credit facility is secured by the Company’s assets and amounts drawn bear interest at the prime rate, as published by the Royal Bank of Canada, plus 1.75%.  As at March 31, 2007, ZIM was in violation of certain covenants associated with the line of credit.  Specifically, ZIM had not maintained a net worth of at least $250,000.

During fiscal 2008, this working capital line of credit was maintained at approximately $48,645 (equivalent to $50,000 Canadian, the company’s functional currency). The amount increased relative to the previous year due to the foreign exchange effect of the strengthening Canadian dollar relative to the US dollar. The $48,645 revolving credit facility is secured by the Company’s assets and amounts drawn bear interest at the prime rate, as published by the Royal Bank of Canada, plus 1.75%.  As at March 31, 2008, ZIM was not in violation of any covenants associated with the line of credit.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

10 - ACCRUED LIABILITIES

	March 31, 2008	March 31, 2007
	$	$

Employee related accruals	37,930	52,376
Professional fees	82,806	75,594
Withholding tax accrual	2,499	16,019
Trade	81,137	51,057
Interest	-	569
	204,372	195,615

11 - RELATED PARTY TRANSACTIONS

On June 30, 2006, ZIM’s Chief Executive Officer and controlling shareholder participated in a private placement of common shares in which he purchased 18,024,591 units, each consisting of one common share and one warrant to purchase common shares for $0.04, through a cash investment of approximately $267,000 with the balance satisfied through the conversion of debt (due to shareholder) in the amount of $454,193. In addition, the brother of the Chief Executive Officer purchased 90,795 units. The units were priced at $0.04 per unit, which represents the closing market price on the OTCBB on June 29, 2006. The warrants expired on September 30, 2007.

On December 4, 2007, ZIM’s Chief Executive Officer and controlling shareholder acquired 7,398,912 units, each consisting of one common share and one warrant to purchase common shares for $0.014 through the conversion of debt and accumulated interest (due to shareholder) in the amount of $103,585. The debt was the accumulation of the funds loaned to the company by the Chief Executive Officer as part of the ongoing credit facility. Refer to Note 12.

DUE TO A SHAREHOLDER

On August 11, 2005, ZIM entered into a loan agreement with its Chief Executive Officer to make credit facility available to the Company. The credit facility is an unsecured revolving facility in the amount of approximately $486,450 (equivalent to $500,000 Canadian, the company’s functional currency). All advances bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand.

As at March 31, 2007, the balance due to the Chief Executive Officer under this credit facility was $43,305.  As at March 31, 2008, the balance due to the Chief Executive Officer under this credit facility was $NIL.

12 - SHAREHOLDERS' EQUITY

The Company issued 135,000 common shares for proceeds of $4,800 in the year ended March 31, 2007 pursuant to the exercise of stock options by employees and non-employees.

The Company did not issue any common shares during the year ended March 31, 2008 pursuant to the exercise of stock options by employees.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

On June 30, 2006, the Company completed a non-brokered private placement of 18,365,386 units at market value of $0.04 per unit, for total gross proceeds of $734,615, consisting of cash of $280,422 and through the conversion of debt of $454,193. 18,024,591 of the units were purchased by the Company’s Chief Executive Officer and controlling shareholder. Each unit consists of one common share and one common share purchase warrant.  Each warrant may have been exercised at $0.04 at any time prior to September 30, 2007. These warrants have now expired.

On December 4, 2007, ZIM’s Chief Executive Officer and controlling shareholder acquired 7,398,912 units through the conversion of debt and accumulated interest (due to shareholder) in the amount of $103,585. The units were priced at $0.014 per unit, which represented the closing market price of ZIM’s common stock on the OTCBB on December 3, 2007, with each unit consisting of one common share and one warrant to purchase common shares for $0.014 per share. The warrants will expire on March 3, 2009. The warrants have been valued using the same Black-Scholes methodology as the Company’s stock options and have been valued at $36,991. This amount has been accounted for as additional paid in capital with the remaining amount of $66,594 being allocated to common shares.

ADDITIONAL PAID IN CAPITAL

During the year ended March 31, 2008 the Company issued options to employees and non-employees, and as a result, additional paid in capital has been increased by $132,822. In addition, $36,991 of additional paid in capital was recognized for the warrants issued on the December 4th, 2007 debt conversion. During the year ended March 31, 2007, the Company issued options to non-employees, in consideration for advisory services, and as a result, additional paid in capital has been increased by $326,154. The increase in additional paid in capital is the value associated with the vesting of options, which is recorded as compensation expenses in the statement of operations.

13 - STOCK OPTIONS

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at March 31, 2008, 23,717,089 (March 31, 2007, 21,243,743) options were outstanding under the Employee Stock Option Plan. In addition, 6,010,000 (March 31, 2007, 6,010,000) options were issued in prior periods outside of ZIM’s Employee Stock Option Plan.  Stock options are granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion. All options granted in 2008 vested on the day of the grant.

 A summary of the status of the stock options is as follows:

	March 31, 2008		March 31, 2007
	Number of options outstanding	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
		$		$
Options outstanding, beginning of year	27,253,743	0.200	27,984,371	0.540
Granted	10,780,028	0.028	13,194,561	0.055
Exercised	-	-	(135,000)	0.036
Expired	(8,306,682)	0.417	(13,790,189)	0.752
Options outstanding, end of year	29,727,089	0.069	27,253,743	0.200

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The following table represents a summary of the options outstanding as at March 31, 2008:

	Options outstanding and excercisable
Range of exercise prices	Number outstanding at March 31, 2008	Weighted average remaining contractual life	Weighted average exercise price
$		Years	$

0.010-0.024	6,956,469	2.82	0.020
0.032-0.047	4,011,902	1.79	0.040
0.050-0.067	10,327,344	1.66	0.052
0.071-0.080	2,271,374	1.58	0.077
0.091-0.200	6,160,000	0.40	0.168

	29,727,089	1.68	0.069

EMPLOYEE AND NON-EMPLOYEE OPTIONS

During the year ended March 31, 2008, 8,195,183 (March 31, 2007, 12,244,561) options were granted to employees.

During the year ended March 31, 2008, 2,584,845 (March 31, 2007, 950,000) options were granted to non-employees.

No options were granted with exercise prices below the market price on the respective grant dates during the year ended March 31, 2008 or March 31, 2007.

During the years ended March 31, 2008 and March 31, 2007 certain employees were terminated and are no longer providing any services to ZIM. Under their termination agreements, their option grants were modified and the options were retained and extended to their original term. The options are accounted for in accordance with FASB statement No. 123 (R), Share-Based Payment. A modification of the terms of the Stock-based compensation award should be accounted for based on a comparison of the fair value of the modified option at the date it is granted and the value at that date of the old option that is repurchased.

The compensation expense recorded due to the modification of terminated employees’ options in the years ended March 31, 2008 and March 31, 2007 was $NIL.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

WARRANTS

As at March 31, 2008, 8,548,918 (March 31, 2007, 19,515,392) warrants were outstanding. 1,150,006 of the warrants outstanding were issued to investors in January 2004 as part of private placements.  On December 4, 2007 the Company issued 7,398,912 warrants as part of a debt conversion (see Note 11). Of the 8,548,918 warrants outstanding as of March 31, 2008, 1,150,006 expire on May 30, 2008 and 7,398,912 will expire on March 3, 2009. No warrants were exercised in fiscal 2008.

14- INTEREST

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$

Interest expense	8,924	15,569
Interest income	(7,750)	(20,865)
Total	1,174	(5,296)

15 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes, as follows:

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$

Tax Rate, comprised of a federal rate of 12.59% and a provincial rate of 5.5%	18.09%	18.62%

Expected Canadian Income Tax Recovery	(63,236)	(416,854)
Change in valuation allowance for originating temporary differences and losses available for carry forward	(781,786)	136,146
Losses expired during the year	585,933	146,186
Permanent differences	96,127	71,283
Effect of change in rates	177,694	52,875
Difference between Canadian and foreign tax rates	(14,732)	10,364
Refundable tax credits	(432,100)	(302,555)
	(432,100)	(302,555)

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The change in valuation allowance for originating temporary differences and losses available for carry forward, is calculated using an effective tax rate of 16.50%, based on the application of the Small Business Deduction. The rate at which such amounts may be realized as disclosed as part of a deferred tax asset and related valuation allowance takes into account the enacted tax rate decreases over the expected period of realization.

Income tax recoveries of $432,100 and $302,555 for the years ended March 31, 2008 and 2007 respectively relate to refundable income tax credits receivable.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	March 31, 2008	March 31, 2007
	$	$
Temporary differences
Losses available for carry forward	1,184,576	1,931,026
Property and equipment - differences in net book value and unamortized capital cost	131,154	130693
Intangible assets - differences in net book value and tax basis	283,456	319,877
Unused scientific research and experimental development amounts deductible	535,048	644,483
Gross deferred tax asset	2,134,234	3,026,079
Valuation allowance	(2,134,234)	(3,026,079)
Net deferred tax asset	-	-

The Company has federal and provincial non-capital losses available to reduce taxable income in Canada which expire in the following years:

	Federal	Provincial
	$	$

2009	1,859,153	1,859,153
2010	717,329	717,329
2014	1,507,909	1,507,909
2015	1,597,243	1,597,243
2026	978,964	978,964
thereafter	518,651	518,651
	7,179,249	7,179,249

As at March 31, 2008, the Company had accumulated unclaimed federal and provincial scientific research and experimental development deductions of approximately $3,085,965 and $4,158,934 respectively ($2,513,615 and $3,541,041 in 2007). This amount can be carried forward indefinitely to reduce income taxes payable in future years.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The Company has federal scientific research and experimental development credits available to reduce income taxes in Canada which expire in the following years:

$
2009	7,171
2010	-
2011	17,611
2012	354,082
2013	2,215
Thereafter	10,857
391,936

For the year ended March 31, 2008, the Company recorded an amount of $261,597 of investment tax credits ($188,444 for the year ended March 31, 2007).

16 - INCOME (LOSS) PER SHARE

For the purposes of the income (loss) per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share options and warrants, the effect on the loss per share would negligible.

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was negligible:

	March 31, 2008	March 31, 2007

Stock options	-	510,843
Warrants	-	-

Total options outstanding at March 31, 2008 and 2007 were 29,727,089 and 27,253,743 respectively. Total warrants outstanding at March 31, 2008 and 2007 were 8,548,918 and 19,515,392 respectively.

17 - FINANCIAL RISKS

FOREIGN EXCHANGE RISK

The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates. The company is exposed to exchange risk due to the following financial instruments denominated in foreign currencies.

Cash includes the following amounts in their source currency:

March 31, 2008	March 31, 2007

Canadian dollars	67,532	25,235
US dollars	48,383	95,138
Brazilian reals	297,311	551,389
British pounds	4,569	9,326
Euros	4,198	18,255

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

Accounts receivable include the following amounts receivable in their source currency:

	March 31, 2008	March 31, 2007

Canadian dollars	51,702	60,744
US dollars	33,092	39,843
Brazilian reals	139,328	288,057
British pounds	14,689	8,401
Euros	7,387	37,414

 Accounts payable include the following amounts payable in their source currency:

	March 31, 2008	March 31, 2007

Canadian dollars	7,114	92,264
US dollars	5,298	29,427
Brazilian reals	23,210	23,594
British pounds	–	42,496
Euros	10,469	68,859

Accrued liabilities include the following accruals in their source currency:

	March 31, 2008	March 31, 2007

Canadian dollars	181,261	146,885
US dollars	10,013	20,876
Brazilian reals	31,812	26,127
British pounds	238	1,727

The company does not enter into any derivative financial instruments to partially cover the foreign exchange risk.

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

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

	March 31, 2008	March 31, 2007

Canada	25%	18%
North America, excluding Canada	29%	13%
South America	39%	47%
Great Britain	1%	5%
Europe, excluding Great Britain	6%	17%
	100%	100%

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, line of credit, accounts payable, accrued liabilities and due to shareholder approximate their fair value due to the relatively short periods to maturity of the instruments.

18 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has the following lease commitments relating to facilities:

$
2009	75,863
2010	72,286
2011	42,167
2012	-
2013	-
190,316

For the year ended March 31, 2008, facilities expense was $123,786 ($119,891 for the year ended March 31, 2007).

OTHER

The Company is committed to pay an arm's length third party $75,000 upon the listing of ZIM Corporation’s common shares on a national securities exchange.

19.  SEGMENT REPORTING

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

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

Year ended March 31, 2008	Mobile	Software	Total
	$	$	$

Revenue	920,547	1,147,518	2,068,065
Cost of revenue	(232,185)	(151,981)	(384,166)
Gross margin	688,362	995,537	1,683,899

Allocation of operating expenses	964,387	1,202,169	2,166,556
Gain on disposition of assets	(134,267)	-	(134,267)
Allocation of interest income, net	528	646	1,174
Income tax benefit	(192,338)	(239,762)	(432,100)
	638,310	963,053	1,601,363

Net income	50,052	32,484	82,536

Year ended March 31, 2007	Mobile	Software	Total
	$	$	$

Revenue	1,116,740	1,078,444	2,195,184
Cost of revenue	(766,468)	(162,350)	(928,818)
Gross margin	350,272	916,094	1,266,366

Allocation of operating expenses	1,291,237	1,246,958	2,538,195
Amortization of intangible assets	972,209	-	972,209
Allocation of interest income (expense), net	(2,694)	(2,602)	(5,296)
Income tax benefit	(172,179)	(130,376)	(302,555)
	2,088,573	1,113,980	3,202,553

Net loss	(1,738,301)	(197,886)	(1,936,187)

No customers generated over 10% of revenue for the years ended March 31, 2008 and March 31, 2007.

The following table sets forth segment assets used by each product line:

TOTAL ASSETS	March 31, 2008	March 31, 2007
	$	$
Mobile	515,966	610,943
Software	643,184	589,992
Total assets	1,159,150	1,200,935

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

	March 31, 2008	March 31, 2007
	$	$
Long-lived assets
Canada	154,903	221,601
Brazil	7,835	8,690
Total long-lived assets	162,738	230,291

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

Total Revenue	Year ended March 31, 2008	Year ended March 31, 2007
	$	$

United States	637,665	315,130
United Kingdom	138,536	184,070
Europe	60,599	312,646
Brazil	977,240	1,109,234
Canada	232,951	260,926
Other	21,074	13,178
Total revenue	2,068,065	2,195,184

Management evaluates each segment’s performance based upon revenues and margins achieved.

20 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 141

In December 2007, the FASB issued a revision to Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” The revision broadens the scope of the original Statement 141 to include all transactions and other events in which one entity obtains control over one or more other businesses. The revision calls for the use of one method, the acquisition method, to account for all such transactions. ZIM will adopt and utilize the methods stipulated in revised SFAS 141 for all future transactions of this nature.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS
157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted on April 1st 2008.

ZIM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 on April 1, 2008 will have on our consolidated financial position and results of operations.

21 – SUBSEQUENT EVENTS

Subsequent to the end of fiscal 2008 the compensation for consulting services provided to us by John Chapman, our Chief Financial Officer, through CHAPMAN CFO Resources Inc. was amended to compensation for services in the amount of $750.00 Canadian per diem and stock options in the amount of $375 per diem divided by the share price at closing the day prior to the option grant. Options are granted on a monthly basis from the employee stock option plan.

Subsequent to the end of fiscal 2008, 1,150,006 warrants expired on May 30, 2008, without being exercised.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was not effective as of March 31, 2008, due to the existence of significant deficiencies constituting a material weakness, as described in greater detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

Our principal deficiency was inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters. Other significant deficiencies that contributed to the material weakness were:

•	Inadequate communication and coordination between finance and the rest of the organization;

•	Inadequate segregation of duties and cross training;

•	Continued reliance on manual systems to account for revenue and expenses; and

·	Weaknesses in third party billing systems for the Ringingphone.com and Monstertones.com databases with respect to the relationship between recurring payment processing and account updates.

Plan for Remediation of Material Weaknesses

We are taking steps to make the necessary improvements to remedy these deficiencies. The Company have implemented certain remedial measures and are in the process of designing and implementing additional measures to remedy the material weakness.   These include the following:

1.	Our inadequate staffing and supervision is being addressed by reduction of workload through process optimization and documentation.

2.
The inadequate communication and coordination between finance and the rest of the organization is being addressed through formal bi-weekly meetings of senior management to review financial and operational issues as well as review ongoing finance activities such as accounts receivable, accounts payable and cash management. A formal monthly meeting of the senior management team is also held to review monthly financial performance compared to budgets and operational plans.

3.
The inadequate segregation of duties and cross training is being addressed in conjunction with the training and integration of a new Comptroller who was hired in December 2007. We have developed detailed descriptions of duties and will be cross training functions in the upcoming year.

4.
With respect to our reliance on manual systems to account for revenue and expenses, in fiscal 2009, ZIM will eliminate many of the manual systems by migrating to a new enterprise accounting system.  As such, our dependency on tools such as Excel and reviews by managers and other finance team members will decrease.  In order to avoid errors, all manual calculations are cross-referenced to contracts and subsequent amendments for accuracy.  We have developed a contract review policy that involves senior level sales personnel and the Chief Financial Officer.

5.
To mitigate the weaknesses in third party billing systems for the Ringingphone.com and Monstertones.com databases, We have arranged to receive notice when customers cancel through one of the third party billing services.  This notification is forwarded to Technical Support to ensure that the account was properly cancelled.  We are reactive to these matters as they occur, but due to lack of resources We are limited in our ability to be proactive.

ZIM intend to continue to improve our internal controls; however, our small size and financial resources continue to prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

The following changes, which we believe are reasonably likely to materially affect, internal control over financial reporting identified in connection with our CEO and CFO’s evaluation at March 31, 2008 occurred during the fourth fiscal quarter. Formal bi-weekly meetings of senior management to review financial and operational issues as well as review ongoing finance activities such as accounts receivable, accounts payable and cash management were implemented in the fourth quarter of 2008. Formal monthly meetings of the senior management team to review monthly financial performance compared to budgets and operational plans were also instituted.

ITEM 8B. OTHER INFORMATION.

On June 13th, 2008 the compensation for consulting services provided to us by John Chapman, our Chief Financial Officer, through CHAPMAN CFO Resources Inc. was amended, effective May 1st, 2008, to compensation for services in the amount of $750.00 Canadian per diem and stock options in the amount of $375 per diem divided by the share price at closing the day prior to the option grant. Options are granted on a monthly basis from the employee stock option plan.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our executive officers and directors, including their ages, present principal occupations, other business experience during the last five years, memberships on committees of the Board of Directors and directorships in other publicly held companies:

NAME	AGE	POSITION WITH ZIM
Dr. Michael Cowpland	65	President, Chief Executive Officer, and Director
Roberto Campagna	30	Vice President Sales
Phil Scavo	31	Vice President Business Development
John Chapman	44	Chief Financial Officer / Consultant
Steven Houck	38	Director
James Stechyson	43	Director
Donald Gibbs	62	Director

Michael Cowpland has served as President Director and Chief Executive Officer since February 2001 and as Chief Financial Officer from March 2007 to November 2007. In 1973, Dr. Cowpland co-founded Mitel Corporation (formerly NYSE:MTL) and was the company's Chief Executive Officer for 10 years. During Dr. Cowpland's tenure as CEO, Mitel's sales reached $300 million before it was acquired by British Telecom in 1984. After the acquisition of Mitel, Dr. Cowpland founded Corel Corporation (formerly NASDAQ:CORL), a company that evolved into one of the world's leading providers of office productivity software. Corel was widely recognized for its WordPerfect Office Suite, and its PC graphics application, Corel Draw. Dr. Cowpland served as President of Corel from 1995 to January 2001. Dr. Cowpland began his career in 1964 at Bell Northern Research. Dr. Cowpland received a Bachelor of Science and Engineering from the Imperial College (London), a Masters of Engineering from Carleton University and Ph.D. in Engineering from Carleton University (Ottawa, Canada).

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

John Chapman has served as Chief Financial Officer since November 2007 and has provided consulting services to the company since July 2007. Mr. Chapman provides virtual CFO consulting services to various companies. From 2003 to 2005 Mr. Chapman held the positions of Director of Finance and Program Management Office at Amdocs Canadian Managed Services. From 1988 to 2003 Mr. Chapman held various positions at Bell Canada and BCE companies in the areas of Finance, Human Resources and Engineering. He received a Bachelor of Technology (Mechanical Engineering) from Ryerson Polytechnical Institute in 1988 and a Masters in Business Administration from the University of Ottawa in 1999. Mr. Chapman is a member of, and holds professional designations, with the Association of Professional Engineers of Ontario and the Institute of Certified Management Consultants of Ontario.

Steven Houck has served as a Director since April 2001. Currently, Mr. Houck is the Vice President of World Wide Channel Sales at Vmware, a developer of software for the virtualization market.  Prior to working at Vmware Steve was Vice President of World Wide SMB Sales at EMC Corporation, a developer and provider of information infrastructure technology and solutions.  During 2004 and 2005, Mr. Houck worked as a consultant for various start up companies. From 1995 to early 2004, Mr. Houck held various positions with Corel Corporation including Executive Vice President of World Wide Sales. Prior to his service to Corel, he founded Worldview Technologies, a company specializing in multimedia design and authoring and served as its CEO until 1995. He attended Florida State University and Florida Atlantic University.

James Stechyson has served as a Director and Chairman of ZIM since June 1, 2003. He also served as a Director of ZIM Technologies beginning in January 1998 and was appointed into the position of Chairman in May 2001.  From September 2002 until 2003, Mr. Stechyson served as the President of ClearOne Communications Canada.  From 1990 to September 2002 he was the Founder and President of OM Video, Inc., a major hardware sales and systems integrator of professional video and presentation technology based in Ottawa, Canada. OM Video was acquired by ClearOne Communications in 2002.

Donald R Gibbs has been a Director of ZIM since July 2003. He also serves as the Chairman of ZIM's Audit Committee. Mr. Gibbs is a consultant. From April 2007, to June 2008, Mr. Gibbs was the Chief Executive Officer of Tarquin Inc.  Since July of 2004, Mr. Gibbs has been the Chairman and Chief Executive Officer of Process Photonics Inc.  From June 2001 to April 2004, Mr. Gibbs was the President and Chief Executive Officer of Original Solutions Inc.  He is also the principal of his own consulting company, Donald R Gibbs and Associates which provides financial and management assistance to start-up corporations. Since 1970, Mr. Gibbs has held senior financial and executive positions in Mitel Corporation, Cognos Inc., Gandalf Systems Corporation, Positron Fiber Systems Inc., Gorilla Capital Inc., VIPswitch Inc. and Original Solutions Inc.  Mr. Gibbs received his Bachelor of Commerce degree from the University of Ottawa and holds a professional designation as a Certified Management Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Audit Committee and a Compensation Committee. ZIM do not have a Nominating Committee. In the absence of such a committee, the Board as a whole considers individuals to recommend to the Board for inclusion among management's nominees and considers corporate governance issues. The Board will consider director candidates recommended by shareholders if the name and qualifications of such candidates are presented to the Board in a timely manner.

The Audit Committee's functions include evaluating, and recommending to the Board the engagement of the independent registered public accounting firm, reviewing the results of their audit findings, and monitoring on a periodic basis our internal controls over financial reporting. The Audit Committee has a formally approved written charter. At fiscal year-end, the Audit Committee consisted of Donald Gibbs (Chairman) and Jim Stechyson. Mr. Gibbs is the Audit Committee’s “audit committee financial expert,” and he is “independent” under the listing criteria applicable to NASDAQ-listed companies.  The Audit Committee held four meetings during the fiscal year ended March 31, 2008.

The Compensation Committee’s functions include evaluating compensation for directors, officers, employees of and consultants to the Company, and making recommendations to the Board regarding such compensation matters.  The Compensation Committee has a formally approved written charter. The Compensation Committee currently consists of Jim Stechyson and Steven Houck.  The Compensation Committee did not hold a meeting during the fiscal year ended March 31, 2008.

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

To our knowledge, based solely on our review of copies of reports furnished to us and written representations that no other reports were required, during fiscal 2008, our directors, officers, and 10% stockholders complied with all Section 16(a) filing requirements, except that Michael Cowpland filed a Form 4 on October 17, 2007 for a transaction that occurred on September 20, 2007 and a Form 4 on October 17, 2007 for a transaction that occurred on October 1, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Philosophy

We design all of our compensation programs to retain and as necessary attract key employees who are motivated to achieve growth in technology. Our program has been kept simple due to the size of our staff and our lack of performance measurements.  Our programs are designed to reward performance based on team and individual performances. Due to the size of our organization, our executive compensation programs impact all employees because these programs help establish expectations for our general approach to rewards. The Company encourages our business leaders to work together to create a high performance environment that is reinforced by constant attention to individual’s goals and expectations.

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

Overview of Compensation and Process

Elements of compensation for our executives include: salary and stock option grants and health, disability and life insurance. Our Compensation Committee consists of Messrs. Stechyson and Houck. It generally meets as required to review any changes to the compensation plans for the next year. In fiscal 2008, there were no changes to the plan, no bonuses and no changes to the salary levels for executives, and as a result, there were no Compensation Committee meetings.

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

Due to the performance of the company and our available working capital, there were no changes to the management incentive plan for fiscal 2008.  For the fiscal year ended March 31, 2008, ZIM retained the management team by offering stock options and through the personal commitment of the team.  In April 2007, the Chief Financial Officer resigned and was replaced in November 2007. There are no assurances that ZIM will be able to retain the remaining team.

 Equity Incentives

A significant goal of our compensation is to afford our executives (and employees) an opportunity to participate in our performance through stock option grants. The Compensation Committee considers factors such as the ability for the Company to attract, motivate and retain qualified individuals and to align their success with that of the Company’s Shareholders through the achievement of strategic corporate objectives and creation of shareholder value. The level of equity incentives paid to an individual is based on the individual’s overall experience, responsibility, performance and base salary. Factors also considered are the equity incentives offered for similar positions in the high tech industry and other labor markets in which the Company competes for employees. The Compensation Committee compares remuneration for executive officers of the Company to the remuneration for similar executives in relevant labor markets.

Perquisites

We limit the perquisites that we make available to our executive officers. Our executives are not entitled to any benefits that are not otherwise available to all of our employees.

Post-Employment Compensation

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our registered retirement savings plan.

Summary Compensation Table

The table below provides detailed information on the compensation of the Chief Executive Officer, the Vice President of Sales and the Vice President of Business Development for services rendered for the fiscal year ended March 31, 2008.  No other executive officer or employee received compensation in excess of $100,000 for the fiscal year ended March 31, 2008.

Name and principal position	Year	Salary / Consulting Payments ($)	Option Awards ($)(1)	Total ($)
Michael Cowpland, President and Chief Executive Officer	2007 2008	- -	204,633 16,188	204,633 16,188
Roberto Campagna, Vice President, Sales	2007 2008	105,391 115,824	11,737 5,735	117,128 121,559
Phil Scavo, Vice President Business Development	2007 2008	102,098 115,824	13,492 5,416	115,590 121,240

(1)
Represents the compensation expense incurred by the Company for the year ended March 31, 2008 relating to outstanding stock options held by the named executive officers (“NEOs”), determined in accordance with FAS 123(R) using the assumptions described under “Stock Option Plans” in Note 2 to the Company’s Financial Statements included in this Form 10-KSB, provided that no forfeitures of awards have been assumed for the NEOs.  Vesting dates for the options included in this column are given in the following table.

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Michael Cowpland, President and Chief Executive Officer	120,000	Nil	0.200	29-Apr-08
	100,000	Nil	0.140	7-Nov-08
	100,000	Nil	0.090	8-Dec-08
	1,400,000	Nil	0.050	12-Jun-09
	133,340	Nil	0.035	9-Jul-09
	62,503	Nil	0.024	7-Aug-09
	6,667	Nil	0.070	8-Oct-09
	726,702	Nil	0.080	7-Nov-09
	100,005	Nil	0.075	17-Dec-09
	5,710,000	Nil	0.050	7-Feb-10
	406,650	Nil	0.050	7-Feb-10
	47,500	Nil	0.040	08-Apr-10
	95,000	Nil	0.040	07-Jun-10
	326,683	Nil	0.050	19-Sep-10
	66,667	Nil	0.050	30-Sep-10
	10,000	Nil	0.011	08-Dec-10
	263,333	Nil	0.015	30-Dec-10
200,000	Nil	0.020	17-Feb-11
130,000	Nil	0.020	17-Feb-11

Roberto Campagna, Vice President, Sales	100,000	Nil	0.140	7-Nov-08
	100,000	Nil	0.090	8-Dec-08
	200,000	Nil	0.050	12-Jun-09
	40,000	Nil	0.080	7-Nov-09
	96,611	Nil	0.088	1-Jan-10
	100,000	Nil	0.040	4-Mar-10
	25,000	Nil	0.040	08-Apr-10
	100,000	Nil	0.040	10-Apr-10
	50,000	Nil	0.040	06-Jun-10
	65,000	Nil	0.020	17-Feb-11
	250,000		0.020	17-Feb-11

Phil Scavo, Vice President Business Development	100,000	Nil	0.140	7-Nov-08
	100,000	Nil	0.090	8-Dec-08
	200,000	Nil	0.050	12-Jun-09
	40,000	Nil	0.080	7-Nov-09
	70,000	Nil	0.080	25-Dec-09
	114,722	Nil	0.090	1-Jan-10
	25,000	Nil	0.040	28-Feb-10
	95,000	Nil	0.040	08-Apr-10
	50,000	Nil	0.040	07-Jun-10
	65,000	Nil	0.020	17-Feb-11
	250,000	Nil	0.020	17-Feb-11

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

The following table shows compensation of our non-employee directors for the fiscal year ended March 31, 2008.

Name	Option Awards ($)(1)	Total ($)
Steven Houck	1,692	1,692
James Stechyson	69,099	69,099
Donald Gibbs	1,692	1,692

(1)
Represents the compensation expense incurred by the Company for the year ended March 31, 2008 relating to outstanding stock options held by the directors, determined in accordance with FAS 123(R) using the assumptions described under “Stock Option Plans” in Note 2 to the Company’s Financial Statements included in this Form 10-KSB, provided that no forfeitures of awards have been assumed for the directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of June 20, 2008, the number and percentage of our outstanding common shares which are beneficially owned, directly or indirectly, by:

-	each person who is known to us as the beneficial owner of 5% or more of our outstanding common shares;
-	each director and executive officer of ZIM Corporation; and
-	all directors and executive officers of ZIM Corporation as a group.

In accordance with the Rules and Regulations of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he or she has the right to acquire within 60 days of June 20, 2008. Unless otherwise indicated, the persons listed are deemed to have sole voting and investment power over the shares beneficially owned.

Common shares
Name	Address	Title	Number	Percentage

Michael Cowpland	234 Perley Court, Ottawa, Ontario	President and CEO	72,176,446	(1)	63.9%

Advanced Telecom Services	996 Bold Eagle School Road, Suite 1105, Wayne PA	N/A	10,500,000	(2)	9.9%

James Stechyson	5597 Goddard Street Manotick, Ontario	Director	7,940,000	(3)	7.7%

John Chapman	30 Holitzner Way Ottawa, Ontario	Chief Financial Officer	2,998,595	(4)	3.0%

Roberto Campagna	1977 Sharon Avenue Ottawa, Ontario	Vice President of Sales	1,126,611	(5)	1.2%

Phil Scavo	1140 Stanton Road Ottawa, Ontario	Vice President of Business Development	1,109,722	(6)	1.1%

Steven Houck	1717 SW 17th Street Fort Lauderdale FL 33312 USA	Director	510,000	(7)	0.5%

Donald Gibbs	5 Reaney Court Kanata, Ontario	Director	510,000	(8)	0.5%

All directors and executive officers as a group (7 persons) hold 86,371,374 common shares, which totals 67.9% of ownership.

Applicable percentage of ownership is based upon 95,460,867 shares of common stock outstanding as of June 20, 2008, together with applicable options for such shareholder. Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 20, 2008 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

1.
The beneficial ownership of Michael Cowpland consists of 41,357,468 common shares owned directly by Dr. Cowpland and 10,005,050 common shares under options which are currently exercisable or are exercisable within 60 days of June 20, 2008.  In addition Dr. Cowpland’s ownership includes 302,493 common shares owned by his son and 102,493 common shares issuable upon exercise of warrants that are currently exercisable or are exercisable within 60 days of June 20, 2008, and 4,216,235 common shares owned by Dr. Cowpland's spouse and 8,793,795 common shares owned by a company controlled by Dr. Cowpland's spouse. Dr. Cowpland disclaims beneficial ownership of the shares held by his wife, his son and the company controlled by his wife.

2.
The beneficial ownership of Advanced Telecom Services Inc. consists of 10,000,000 common shares owned directly and 500,000 common shares which it has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008.

3.	The beneficial ownership of James Stechyson consists of 450,000 common shares owned directly, 7,490,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008.

4.
The beneficial ownership of John Chapman consists of 2,998,595 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008. The options assigned to Mr. Chapman are held by CHAPMAN CFO Resources Inc. in which Mr. Chapman is the controlling shareholder.

5.
The beneficial ownership of Roberto Campagna consists of 1,126,611 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008.

6.
The beneficial ownership of Phil Scavo consists of 1,109,722 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008.

7.
The beneficial ownership of Steven Houck consists of 510,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008.

8.
The beneficial ownership of Donald Gibbs consists of 510,000 common shares which he has a right to acquire under stock options that are currently exercisable or are exercisable within 60 days of June 20, 2008.

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

Securities authorized for issuance under equity compensation plans at March 31, 2008 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding the securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,717,089	(1)	0.073	3,482,911
Equity compensation plans not approved by security holders	6,010,000	(2)	0.050	NIL
Total	29,729,089		0.069	2,270,911

(1)	Represents ZIM common shares issuable upon the exercise of options outstanding under ZIM's Employee Stock Option Plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 11, 2005, we entered into a loan agreement with our Chief Executive Officer to make a credit facility available to us. The credit facility is an unsecured revolving facility in the amount of approximately $486,450. All advances shall bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand.

As at June 20, 2008 the outstanding balance due under the credit facility, including principal and interest, was $NIL. During fiscal 2008, the largest aggregate balance under the facility was $99,980.  In fiscal 2008, we paid the CEO $99,980 in principal and $3,605 in interest on advances we received under the facility by issuing 7,398,912 units, each consisting of one common share and one warrant to purchase a common share for $0.014, through the conversion of debt and accumulated interest in the amount of $103,585. The units were priced at $0.014 per unit, which represented the closing market price of ZIM’s common stock on the OTCBB on December 3, 2007. The warrants will expire on March 3, 2009.

The Board of Directors has determined that all directors who served on the Board during fiscal 2008, other than Dr. Michael Cowpland, are or were independent.  For this purpose, the Board uses the definition of “independent” in the listing criteria applicable to NASDAQ-listed companies.  The Board has further determined that the members of the Audit Committee also meet the additional independence requirements of the Securities and Exchange Commission.

ITEM 13. EXHIBITS.

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits.  The Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the most recent two periods, we incurred audit, audit-related, tax and other fees with our Independent Registered Public Accounting Firm, Raymond Chabot Grant Thornton LLP, as follows:

	Year ended March 31, 2008	Year ended March 31, 2007
	$	$
Audit fees	131,515	111,124
Audit related fees	-	19,063
Tax fees	9,742	6,838
All other fees	-	-
Total	141,257	137,025

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

Date    June 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Cowpland Michael Cowpland	President, Chief Executive Officer, and Director	June 24, 2008
/s/ Steven Houck Steven Houck	Director	June 24, 2008
/s/ James Stechyson James Stechyson	Chairman and Director	June 24, 2008
/s/Donald Gibbs Donald Gibbs	Director	June 24, 2008
/s/John Chapman John Chapman	Chief Financial Officer	June 24, 2008

EXHIBIT INDEX

Exhibit                      EXHIBIT
Number

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
10.10 †	Employee Stock Option Plan, as amended September 22, 2005 (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed August 19, 2005)
10.11 †	Form of Stock Option Agreement under Employee Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed June 28, 2006)
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
10.16
Surrender and Conversion Agreement by and between Michael Cowpland and ZIM Corporation dated December 4, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).

10.17 †
Consulting Agreement by and between Chapman CFO Resources Inc. and ZIM Corporation dated July 20, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007).

10.18
Stock Purchase Agreement dated March 28, 2006 by and among ZIM Corporation, Advanced Telecom Services, Inc. and Advanced Internet, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 28, 2006)

21.1	List of subsidiaries of the Registrant (*)
23.1	Consent of Raymond Chabot Grant Thornton LLP, an independent registered public accounting firm (*)
31.1	Certification by the Chief Executive Officer, Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, John Chapman, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the Chief Executive Officer, Michael Cowpland, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, John Chapman, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
(*)	Filed herewith.
†	Management contract or compensatory plan or arrangement.