Form 10-Q
period 2008-06-30
ZIM CORP
filed 2008-08-15
CIK 1124160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the quarterly period ended: June 30, 2008
Or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-31691

ZIM CORPORATION
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)

150 Isabella Street, Suite 150
Ottawa, Ontario
Canada K1S 1V7
(Address of Principal Executive Offices)
(613) 727-1397
(Registrant’s Telephone Number, including Area Code)
None
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐    No ☒

State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common shares	95,460,867

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZIM Corporation
Condensed Consolidated Statements of Operations
(Expressed in US dollars, except for share data)
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007
	$	$
Revenue
Mobile	117,367	230,102
Software	321,963	307,925
Total revenue	439,330	538,027

Operating expenses
Cost of revenue	46,842	124,286
Selling, general and administrative	333,886	418,327
Research and development	136,505	122,616
Total operating expenses	517,233	665,229

Loss from operations	(77,903)	(127,202)
Other income (expense):
Interest income (expense), net	2,164	(3,442)
Total other income (expense)	2,164	(3,442)
Loss before income taxes	(75,739)	(130,644)
Income tax benefit	40,328	33,247
Net loss	(35,411)	(97,397)

Basic and fully diluted loss per share	(0.000)	(0.001)
Weighted average number of shares outstanding	95,460,867	88,061,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007
	$	$
OPERATING ACTIVITIES
Net loss	(35,411)	(97,397)
Items not involving cash:
Depreciation of property and equipment	16,060	20,772
Stock-based compensation	11,727	14,430
Allowance for bad debt	41,088	-
Write off of accounts payable	(16,383)	-
Changes in operating working capital
Increase in accounts receivable	(2,979)	(79,781)
Decrease (increase) in investment tax credits receivable	89,259	(37,837)
Decrease in prepaid expenses	12,744	9,853
Increase in accounts payable	59,267	64,423
Increase (decrease) in accrued liabilities	(134,233)	15,363
Increase (decrease) in deferred revenue	59,294	(31,347)
Cash flows provided by (used in) operating activities	100,433	(121,521)

INVESTING ACTIVITIES
Proceeds on sale of assets	-	954
Cash flows provided by investing activities	-	954

FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-

Effect of changes in exchange rates on cash	1,149	(1,509)
Increase (decrease) in cash	101,582	(122,076)
Cash, beginning of period	299,943	441,637
Cash, end of period	401,525	319,561
Supplemental cash flow disclosure
Interest paid	-	3,442
Income taxes received	129,587	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM Corporation
Condensed Consolidated Balance Sheets
(Expressed in US dollars, except for share data)

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS	$	$
Current assets
Cash	401,525	299,943
Accounts receivable, net	164,113	202,222
Investment tax credits receivable	339,513	428,772
Prepaid expenses	52,731	65,475
	957,882	996,412
Property and equipment, net	148,645	162,738
	1,106,527	1,159,150
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	83,790	40,906
Accrued liabilities	70,139	204,372
Deferred revenue	332,076	272,782
	486,005	518,060
Deferred rent	42,113	45,872

Shareholders' equity:
Preferred shares, no par value, non-cumulative
dividend at a rate to be determined by the Board of Directors redeemable for CDN $1 per share. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2008 and March 31, 2008.	-	-
Special shares, no par value, non-voting,
participating, convertible into common shares on a one-for-one basis at any time at the option of the holder and automatically on the earlier of (i) the fifth day following the date of issuance of a receipt for a final prospectus qualifying the common shares issuable upon conversion of the special shares; (ii) June 1, 2004. Unlimited authorized shares; issued and outstanding NIL shares at June 30, 2008 and March 31, 2008.	-	-
Common shares, no par value, voting,
Unlimited authorized shares; 95,460,867 shares issued and outstanding as at June 30, 2008 and as at March 31, 2008.	19,111,789	19,111,789
Additional paid-in capital	2,637,092	2,625,365
Accumulated deficit	(21,491,235)	(21,455,824)
Accumulated other comprehensive income	320,763	313,888
	578,409	595,218
	1,106,527	1,159,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ZIM Corporation (“ZIM” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2008 has been derived from our audited consolidated financial statements for the year ended March 31, 2008. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2008 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2 - NATURE OF OPERATIONS, LIQUIDITY AND GOING CONCERN

COMPANY OVERVIEW

ZIM is a provider of software products and services for the database, mobile and internet protocol television (IPTV) markets. ZIM products and services are used by enterprises in the design, development and management of business, database and IPTV applications. ZIM also provides mobile content to the consumer market.

BUSINESS DEVELOPMENT

ZIM was formed under the laws of Canada on October 17, 2002 in order to purchase ZIM Technologies International Inc. ("ZIM Technologies"), which was formed in 1997 to acquire the software technology now called the Zim Integrated Development Environment (the "Zim IDE software"). On February 10, 2004, ZIM purchased UK-based short messaging service (SMS) firms EPL Communications Limited and E-Promotions Limited (together referred to as "EPL"). During the fiscal year ended March 31, 2006, EPL was dissolved and all operations were transferred to ZIM Corporation in Canada. ZIM is also the sole shareholder of ZIM Technologies do Brazil Ltda., a company incorporated in Brazil that distributes the Zim IDE Software, and PCI Merge, Inc., a Florida based holding company with no operations. Until March 31, 2004, ZIM was the sole shareholder of ZIM Technologies, a Canadian federal corporation and the chief operating company of the ZIM group of companies. On April 1, 2004, ZIM Corporation and ZIM Technologies amalgamated into ZIM Corporation. On April 1, 2006, ZIM purchased a US-based mobile content company called Advanced Internet Inc. (“AIS”).

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

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

Beginning in 2002, the Company expanded its business to include opportunities associated with mobile products.  Prior to fiscal 2007, the Company focused on developing products and services for the wireless data network infrastructure known as SMS or text messaging.  Although SMS will continue to provide a minimal amount of revenue within the mobile segment of operations, with the acquisition of AIS, the Company shifted its corporate focus to include offering mobile content directly to end users.

In fiscal 2008, ZIM added the ZIM TV service and, in partnership with the International Table Tennis Federation (ITTF), provided development and hosting services for IPTV to ITTF end users. In 2009, ZIM continues to develop and sell enterprise database software to end users as well as maintain its SMS messaging and mobile content product lines. ZIM also continues to research opportunities for its IPTV line of business.

LIQUIDITY AND GOING CONCERN

ZIM will need an estimated $600,000 in order to fund anticipated operating losses and other working capital requirements for the next 12 months. At June 30, 2008, the Company had access to a line of credit for approximately $490,340 from its Chief Executive Officer and a working capital line from its principal banker for approximately $49,034. In addition, there was a cash balance of $401,525 at June 30, 2008.  Management believes that these funds, together with cash from on-going operations, will be sufficient to fund existing operations for the next 12 months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone may not allow for any additional expenditures or growth.

Future liquidity and cash requirements will depend on a wide range of factors, including the level of success the Company has in executing its strategic plan as well as its ability to maintain business in existing operations and its ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. In addition, the Company has an accumulated deficit of $21,491,235 and generated negative cash flows from operations of $315,458 during the fiscal year ended March 31, 2008.  The Company also has generated negative cash flows from operations during four of the previous five fiscal years.

If ZIM’s expenses surpass the funds available or if ZIM requires additional expenditures to grow the business, the Company may be unable to obtain the necessary funds and ZIM may have to curtail or suspend some or all of its business operations, which would likely have a material adverse effect on its business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2008.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

3- FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS 157 does not require any new fair value measurements, but rather it creates a consistent method of calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on April 1, 2008 has not had a significant impact on the Company’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows. However, the Company will use fair value measurement under SFAS No. 157 in future evaluations of impairment under SFAS No. 142.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement.  Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS 157. The adoption of SFAS 159 on April 1, 2008 has not had a significant impact on the Company’s consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows, as the Company did not elect the fair value option for any financial assets or liabilities.

4- LOSS PER SHARE

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

The following securities are considered "in the money" and could potentially dilute basic loss per share in the future but have not been included in diluted loss per share because their effect was anti-dilutive:

	June 30, 2008	June 30, 2007

Stock options	-	510,843
Warrants	-	-

Total stock options outstanding at June 30, 2008 and 2007 were 29,233,340 and 24,036,243 respectively.

Total warrants outstanding at June 30, 2008 and 2007 were 7,398,912 and 19,515,392 respectively. The 7,398,912 warrants outstanding at June 30, 2008 will expire on March 3, 2009.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

5 – LINE OF CREDIT

During the first three months of 2009, ZIM’s working capital line of credit was maintained at approximately $49,034 (equivalent to $50,000 Canadian, the company’s functional currency). The $49,034 revolving credit facility is secured by the Company’s assets and amounts drawn bear interest at the prime rate, as published by the Royal Bank of Canada, plus 1.75%.  As at June 30, 2008 and March 31, 2008, the balance due under the banking line of credit was $NIL. As at June 30, 2008, ZIM was not in violation of any covenants associated with the line of credit.

On August 11, 2005, ZIM entered into a loan agreement with its Chief Executive Officer to make a credit facility available to the Company. The credit facility is an unsecured revolving facility in the amount of approximately $490,340 (equivalent to $500,000 Canadian, the company’s functional currency). All advances bear interest at the Royal Bank of Canada prime rate plus 1.75% and are repayable on demand. As at June 30, 2008, and March 31, 2008, the balance due to the Chief Executive Officer under this credit facility was $NIL.

6 - SHAREHOLDERS' EQUITY

The Company did not issue any common shares during the three months ended June 30, 2008 or the three months ended June 30, 2007.

7 - ADDITIONAL PAID IN CAPITAL (STOCK OPTIONS)

Under ZIM’s Employee Stock Option Plan, the Company may grant options to its officers, directors and employees for up to 27,200,000 common shares. As at June 30, 2008, 23,223,340 (June 30, 2007, 18,026,243) options were outstanding under the Employee Stock Option Plan. In addition, 6,010,000 options were issued in prior periods outside of ZIM’s Employee Stock Option Plan. Stock options are granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board's discretion.

During the three month periods ended June 30, 2008 and 2007, the Company issued options to employees and non-employees, in consideration for services, and as a result, additional paid in capital has been increased by $11,727 and $14,430, respectively, during those periods. All options granted vested on the day of the grant resulting in the Company not having any non-vested awards as of June 30, 2008.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Number of options outstanding and exercisable	Weighted average exercise price	Number of options outstanding and exercisable	Weighted average exercise price
		$		$
Options outstanding, March 31	29,727,089	0.069	27,253,743	0.200
Granted	3,256,251	0.007	1,170,000	0.040
Exercised	-	-	-	-
Forfeited	(3,750,000)	0.200	(4,387,500)	0.550
Options outstanding, June 30	29,233,340	0.045	24,036,243	0.130

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

	Three months ended June 30, 2008	Three months ended June 30, 2007

Risk-free interest rate	3.5%	4.90%
Expected volatility	100%	80%
Dividend yield	0	0
Expected life of options (years)	2.0	2.0

8 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in our unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007
	$	$
Net loss	(35,411)	(97,397)
Foreign currency translation adjustment	6,875	14,346
Comprehensive loss	(28,536)	(83,051)

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

The Company considers all revenues and expenses to be of an operating nature and accordingly, allocates them to the segments.  Costs specific to a segment are charged directly to the segment.  Company office expenses are allocated to either of the segments proportionately based on revenues. The accounting policies of the reportable segments are the same as those described in the summary of the significant accounting policies.

The following table sets forth external revenues, cost of revenues, operating expenses and other amounts attributable to these product lines:

Three months ended June 30, 2008	Mobile	Software	Total
	$	$	$
Revenue	117,367	321,963	439,330

Cost of revenue	7,896	38,946	46,842

Gross Margin	109,471	283,017	392,488

Allocation of selling, general and administrative, and research and development expense	125,665	344,726	470,391
Allocation of interest income	(578)	(1,586)	(2,164)
Income tax benefit	(10,774)	(29,554)	(40,328)
	114,313	313,586	427,899

Net loss	(4,842)	(30,569)	(35,411)

Three months ended June 30, 2007	Mobile	Software	Total
	$	$	$
Revenue	230,102	307,925	538,027

Cost of revenue	85,564	38,722	124,286

Gross Margin	144,538	269,203	413,741

Allocation of selling, general and administrative, and research and development expense	231,349	309,594	540,943
Allocation of interest expense	1,472	1,970	3,442
Income tax benefit	(14,219)	(19,028)	(33,247)
	218,602	292,536	511,138

Net loss	(74,064)	(23,333)	(97,397)

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

The following table sets forth segment assets used by each product line:

	June 30, 2008	March 31, 2008
	$	$
Mobile	295,609	515,966
Software	810,918	643,184
	1,106,527	1,159,150

The following table sets forth external revenues and long-lived assets attributable to geographic areas. External revenues are based on the location of the customer:

	Three months ended June 30, 2008	Three months ended June 30, 2007
	$	$
Revenue
Canada	56,076	18,658
Brazil	283,856	272,540
United States	64,359	170,390
United Kingdom	11,588	19,486
Europe	18,553	52,339
Other	4,898	4,614
Total revenue	439,330	538,027

	June 30, 2008	March 31, 2008
	$	$
Long-lived assets
Canada	140,764	154,903
Brazil	7,881	7,835
Total long-lived assets	148,645	162,738

10 - COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments related to rent expenses for office space for the next four years:

$

2009	76,473
2010	72,867
2011	42,506
2012 (and thereafter)	-
191,846

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

OTHER

The Company is committed to pay an arm's length third party $75,000, in consideration for consulting services, in the event that ZIM’s common shares are listed on a national securities exchange selected by ZIM's Board of Directors.

11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 141

In December 2007, the FASB issued a revision to Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The revision broadens the scope of the original SFAS 141 to include all transactions and other events in which one entity obtains control over one or more other businesses. The revision calls for the use of one method, the acquisition method, to account for all such transactions. SFAS 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. ZIM will adopt and utilize the methods stipulated in revised SFAS 141 for all future transactions of this nature.

FAS 142-3

On April 25, 2008 issued a FASB Staff Position (FSP) “Determination of the Useful Life of Intangible Assets” that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). ZIM does not currently have any intangible assets. However, ZIM will adopt and utilize the methods stipulated in FAS 142 for all future transactions that require the establishment of the useful life of intangible assets.

EITF 03-6-1

On June 16, 2008 EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was issued. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ZIM does not currently have any unvested share-based payments and its share based payments do not contain dividend rights. As such EITF 03-6-1 has no impact on the calculation of ZIM’s EPS. However, ZIM will adopt and utilize the methods stipulated in EITF 03-6-1 for all future EPS calculation to ensure that the appropriate impacts are recognized as per EITF 03-6-1.

ZIM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have any significant impact on the consolidated financial statements upon adoption.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business, financial condition, results of operations and prospects that are based on our current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the registrant. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price" in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks can arise and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

The following discussion includes information from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007.  These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

All financial information is prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and is stated in US dollars.

EXECUTIVE SUMMARY

Revenue for the first three months of fiscal 2009 was $439,330 compared with revenue of $538,027 in the first three months of last fiscal year. The decrease is attributable to the expected decline in revenue from our mobile segment, caused by the continued saturation of the market.

Net loss for the quarter was $35,411, as compared to a net loss of $97,397 for the quarter ended June 30, 2007.  The decrease in net loss reflects the Company’s ability to reduce selling and general administrative expenses and increase gross margins from 77% to 89% from the first three months of fiscal 2008 as compared to the first three months of fiscal 2009. The reduction in selling and general administrative expenses is mainly related to compensation expense and audit fees. This increase in margin is due to the reversal of previously accrued cost of revenue estimate of $32,308 that has been reevaluated to $NIL, the sale of much higher margin mobile content and the increase in revenue from maintenance and consulting services related to our database products. After excluding the accrual reversal, the gross margin for the quarter ended June 30, 2008 changes from 89% to 82%.

ZIM had cash of $401,525 at June 30, 2008 as compared to cash of $299,943 at March 31, 2008.

The Company generated cash flow of $101,582 for the three months ended June 30, 2008.  The generation of cash flow is a result of Investment Tax Credits received of $129,587 relating to previous periods, offset by the loss from normal operations and changes in working capital.

BUSINESS OVERVIEW

ZIM started operations as a developer and provider of database software known as Zim IDE software.  Zim IDE software is used by companies in the design, development, and management of information databases and mission critical applications.  The Company continues to provide this software and ongoing maintenance services to its client base.

Beginning in 2002, the Company expanded its business strategy to include opportunities associated with mobile products.  Prior to fiscal 2007, the Company focused on developing products and services for the wireless data network infrastructure known as “SMS” or “text messaging”.  Although SMS will continue to provide a minimal amount of revenue within the mobile segment of operations, with the acquisition of AIS in 2007 the Company shifted its corporate focus to include offering mobile content directly to end users.

In fiscal 2008, ZIM added the ZIM TV service and, in partnership with the International Table Tennis Federation (ITTF), provided development and hosting services for IPTV to ITTF end users. In 2009, ZIM continues to develop and sell enterprise database software to end users as well as maintain its SMS messaging and mobile content product lines. ZIM also continues to research opportunities for its IPTV line of business.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with GAAP, which requires management to make certain estimates and apply judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On an ongoing basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements.

There have been no material changes to our critical accounting estimates from those described in our Form 10-KSB for the fiscal year ended March 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The following discussion includes information derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007. The information for the three months ended June 30, 2008, in management's opinion, has been prepared on a basis consistent with the audited consolidated financial statements for the fiscal year ended March 31, 2008, and includes all adjustments necessary for a fair presentation of the information presented.

These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. All financial information is prepared in accordance with GAAP in the United States and is stated in US dollars.

REVENUES

	Three months ended June 30, 2008	As a %	Three months ended June 30, 2007	As a %
	$		$
Mobile content	71,497	16%	121,566	23%
Bulk SMS	29,191	7%	33,904	6%
Premium SMS	3,873	1%	44,105	8%
Other SMS services and products	2,970	1%	22,331	4%
Internet TV	9,836	2%	8,196	1%
	117,367	27%	230,102	42%

Software	49,407	11%	40,072	8%
Maintenance and consulting	272,556	62%	267,853	50%
	321,963	73%	307,925	58%

Total Revenue	439,330	100%	538,027	100%

Total revenues for the three months ended June 30, 2008 were $439,330 as compared to $538,027 for the three months ended June 30, 2007. This decrease of $98,697 or 18%, in revenues is mainly attributable to reduced revenue from our SMS and mobile content offerings caused by the continued saturation of the market. Both maintenance and consulting revenue and software revenue increased year over year.

REVENUE ANALYSIS BY SERVICE/PRODUCT OFFERING

MOBILE CONTENT

On April 1, 2006 we acquired AIS and its two internet portals offering mobile content.  Consumers are able to download ringtones and wallpapers directly from our internet sites to their mobile phones.  Consumers can choose to pay for the content with their credit card or through electronic billing systems. Compared to $121,566 for the three months ended June 30, 2007 this revenue stream has decreased to $71,497 for the three months ended June 30, 2008 as a result of continued saturation of the market.  At the same time, the margins in the mobile line of business have increased slightly, from 63% to 66%, due to an increase in pricing structure in 2007 and our ability to decrease the cost of revenue.

BULK SMS

Bulk SMS messaging gives our customers the ability to send out a single message concurrently to a wide distribution list.  Success in this industry is dependant on sending large quantities of messages on stable cost effective telecommunication routes.  For the quarter ending June 30, 2008 we did not have significant numbers of customers using our routes and as a result our revenues decreased from $33,904 to $29,191. In general, bulk messaging customers choose the aggregator that is offering the lowest cost route.  Different aggregators are able to negotiate different price points based on the traffic they are able to guarantee to the mobile operators.  Due to the size of our competitors, and our competitors’ ability to negotiate better terms, there can be no guarantee that we will have routes that are the most cost effective in the future. We are not focusing on expanding this area of the business. As a result, we do not expect to see any growth in our bulk messaging revenue during the remainder of fiscal 2009.

PREMIUM SMS

Our premium SMS messaging revenue decreased from $44,105 for the quarter ended June 30, 2007 to $3,873 for the quarter ended June 30, 2008. Premium SMS messaging works through the use of short codes (short, easy to remember phone numbers) and a corresponding tariff, typically between $0.25 and $5.00, that is assigned to each number. End users are charged on their monthly bill or from their pre-paid balance, once they receive the message. ZIM receives its revenue directly from the mobile operator. Revenue is realized once no obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

In the quarter ended June 30, 2008 a review of outstanding accrued amounts for this segment was conducted. Based on contractual review and legal interpretation it was determined that previously recognized accrued liabilities of $32,308 were not in fact incurred and the cost accrual has been reversed.

Decreases in revenues and margins are attributable to the competition in the SMS aggregation market and the dominance of a few key mobile content providers. Due to the decreasing margins and competitive nature of our premium SMS revenues, we are not focusing on expanding this area of the business. As a result, we expect to see further decreases in our premium SMS messaging revenue during the remainder of fiscal 2009.

OTHER SMS SERVICES AND PRODUCTS

Revenue from other SMS services and products decreased from $22,331 for the quarter ended June 30, 2007, to $2,970 for the quarter ended June 30, 2008. Included in other SMS services and products are offerings such as marketing campaigns, virtual mobile revenues, and desktop text that we do not see any future growth in. We will continue to operate the other SMS services without adding any further improvements.

SOFTWARE, MAINTENANCE AND CONSULTING

We generate revenues from the sale of our database product as well as the subsequent maintenance and consulting fees. Total revenues relating to the Zim IDE maintenance and consulting have increased slightly from $267,853 to $272,556 for the quarters ended June 30, 2007 and 2008, respectively. The increase in maintenance and consulting revenue is in addition to the increase in software revenue of $9,335 related to the sale of new ZIM IDE software in the Brazilian market.

We will continue to allocate the required resources to the maintenance and development of our database products while we continue to generate revenues from this product line. We remain committed to serving our existing customers.

OPERATING EXPENSES

	Three months ended June 30, 2008	Three months ended June 30, 2007	Period to period change
	$	$	$

Cost of revenue	46,842	124,286	(77,444)
Selling, general and administrative	333,886	418,327	(84,441)
Research and development	136,505	122,616	13,889
	517,233	665,229	(147,996)

COST OF REVENUE

	Three months ended June 30, 2008	Three months ended June 30, 2007
	$	$
Mobile
Revenue	117,367	230,102
Cost of revenue (2008 does not include the cost accrual reversal of $32,308)	(40,204)	(85,564)
Gross margin	77,163	144,538

Gross margin percentage	66%	63%

Software
Revenue	321,963	307,925
Cost of revenue	(38,946)	(38,722)
Gross margin	283,017	269,203

Gross margin percentage	88%	87%

The slight increase in gross margins in our software segment relates to higher revenues while holding costs stable. Increased margins in the mobile segment are due to the increase in pricing structure and our ability to decrease the cost of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarters ended June 30, 2008 and June 30, 2007 were $333,886 and $418,327, respectively. The decrease in selling, general and administrative fees relates to our continued focus on controlling costs. Cost reductions are mainly in the areas of compensation expense and audit fees.

STOCK-BASED COMPENSATION

For the three months ended June 30, 2008, and June 30, 2007 the Company recognized compensation expense for employees and consultants of $11,727 and $14,430 respectively. The Company does not have any non-vested awards.

RESEARCH AND DEVELOPMENT

Research and development expenses for the quarters ended June 30, 2008 and 2007 were $136,505 and $122,616, respectively. This increase is related to the Company’s focus on generating new technology and products to serve the enterprise market.

LIQUIDITY AND CAPITAL RESOURCES

The Company recorded a net loss of $35,411 and $97,397 during the three months ended June 30, 2008, and for the three months ended June 30, 2007, respectively.  The decrease in net loss reflects the Company’s ability to curtail selling and general administrative expenses, the reversal of previously accrued expenses and increased gross margins.

At June 30, 2008, ZIM had cash of $401,525 and working capital of $471,877, as compared to cash of $299,943 and working capital of $478,352 at March 31, 2008. This change of cash position principally reflects payment of the Scientific Research and Development Tax Credits from the Canadian federal government offset by a continued decline in revenues generated from ZIM’s SMS services.

Cash flows for the fiscal periods were as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007
	$	$
Cash flows provided by (used in) operating activities	100,433	(121,521)
Cash flows provided by investing activities	-	954
Cash flows provided by financing activities	-	-

ZIM will need an estimated $600,000 in order to fund anticipated operating losses and other working capital requirements for the next 12 months. At June 30, 2008, the Company had access to a line of credit for approximately $490,340 from its Chief Executive Officer and a working capital line from its principal banker for approximately $49,034. In addition, there was a cash balance of $401,525 at June 30, 2008.  Management believes that these funds, together with cash from on-going operations, will be sufficient to fund existing operations for the next twelve months. However, there is no guarantee that unanticipated circumstances will not require additional liquidity, and in any event, these funds alone may not allow for any additional expenditures or growth.

Future liquidity and cash requirements will depend on a wide range of factors; including the level of success the Company has in executing its strategic plan as well as our ability to maintain business in existing operations and our ability to raise additional financing. Accordingly, there can be no assurance that ZIM will be able to meet its working capital needs for any future period. In addition, the Company has an accumulated deficit of $21,491,235 and generated negative cash flows from operations of $315,458 during the year ended March 31, 2008.  The Company also has generated negative cash flows from operations during four of the previous five years.

If ZIM’s expenses surpass the funds available or if ZIM requires additional expenditures to grow the business, the Company may be unable to obtain the necessary funds and ZIM may have to curtail or suspend some or all of its business operations, which would likely have a material adverse effect on its business relationships, financial results, financial condition and prospects, as well as on the ability of shareholders to recover their investment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN EXCHANGE RISK

The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates. The company is exposed to exchange risk due to the following financial instruments denominated in foreign currencies.

Cash includes the following amounts in their source currency:

	June 30, 2008	March 31, 2008

Canadian dollars	73,496	67,532
US dollars	110,878	48,383
Brazilian reals	320,737	297,311
British pounds	4,534	4,569
Euros	5,375	4,198

Accounts receivable include the following amounts receivable in their source currency:

	June 30, 2008	March 31, 2008

Canadian dollars	8,328	51,702
US dollars	33,839	33,092
Brazilian reals	184,787	139,328
British pounds	2,189	14,689
Euros	1,308	7,387

Accounts payable include the following amounts payable in their source currency:

	June 30, 2008	March 31, 2008

Canadian dollars	67,238	7,114
US dollars	186	5,298
Brazilian reals	21,668	23,210
British pounds	1,062	-
Euros	1,183	10,469

Accrued liabilities include the following accruals in their source currency:

	June 30, 2008	March 31, 2008

Canadian dollars	43,088	181,261
US dollars	10,077	10,013
Brazilian reals	28,355	31,812
British pounds	27	238

The company does not enter into any derivative financial instruments to cover foreign exchange risk.

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

Concentrations of credit risk in accounts receivable are indicated below by the percentage of the total balance receivable from customers in the specified geographic area:

	June 30, 2008	March 31, 2008

Canada	5%	25%
North America, excluding Canada	21%	29%
South America	70%	39%
Great Britain	3%	1%
Europe, excluding Great Britain	1%	6%
	100%	100%

FAIR VALUE

The carrying values of cash, accounts receivable, investment tax credits receivable, line of credit, accounts payable, accrued liabilities and due to shareholder approximate their fair value due to the relatively short periods to maturity of the instruments.

ITEM 4 - CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below related to our financial reporting processes and information technology security protocols.

As reported in our Form 10-KSB for the year ended March 31, 2008, management concluded that our internal control over financial reporting was not effective as of March 31, 2008, due to the existence of significant deficiencies constituting a material weakness, as described in greater detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

Our principal deficiency was inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters. Other significant deficiencies that contributed to the material weakness were:

•	Inadequate communication and coordination between finance and the rest of the organization;
•	Inadequate segregation of duties and cross training;
•	Continued reliance on manual systems to account for revenue and expenses; and
•	Weaknesses in third party billing systems for the Ringingphone.com and Monstertones.com databases with respect to the relationship between recurring payment processing and account updates.

Plan for Remediation of Material Weaknesses

We are taking steps to make the necessary improvements to remedy these deficiencies. The Company has implemented certain remedial measures and is in the process of designing and implementing additional measures to remedy the material weakness. These include the following:

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

Changes in Internal Control Over Financial Reporting

The following changes, which we believe are reasonably likely to materially affect internal control over financial reporting, identified in connection with our CEO and CFO’s evaluation at June 30, 2008 occurred during the first fiscal quarter of 2009.

1.
The company has made significant progress in the installation of new financial accounting and reporting software. The company is currently running parallel environments to ensure the robustness of the new system and expects to cut over to the new system in quarter two of fiscal 2009.

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

ZIM Corporation
Registrant

DATE	SIGNATURE
August 15, 2008	/s/ Dr. Michael Cowpland
Dr. Michael Cowpland, President and Chief Executive Officer

DATE	SIGNATURE
August 15, 2008	/s/ John Chapman
John Chapman, Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
3.2	By-Laws of the Registrant (Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on November 1, 2002 (No. 333-100920))
31.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
31.2	Certification by the Chief Financial Officer, John Chapman , pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a) (*)
32.1	Certification by the President and Chief Executive Officer, Dr. Michael Cowpland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification by the Chief Financial Officer, John Chapman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
*	Filed herewith